Form 10-Q
period 1996-03-31
EOTT ENERGY PARTNERS LP
filed 1996-05-15
CIK 917464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---
      EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                 Delaware                              76-0424520
     -------------------------------             -----------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

         1330 Post Oak Boulevard
                Suite 2700
              Houston, Texas                              77056
     ---------------------------------           -----------------------
      (Address of principal executive                   (Zip Code)
                  offices)

                                  (713) 993-5200
                          -------------------------------
                          (Registrant's telephone number,
                               including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                          PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended March 31, 1996 and 1995............................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      March 31, 1996 and December 31, 1995..................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Three Months Ended March 31, 1996 and 1995............................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Three Months Ended March 31, 1996.....................................6

   Notes to Condensed Consolidated Financial Statements.....................7


ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................14

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................18

ITEM 6.  Exhibits and Reports on Form 8-K..................................18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ------------------------------
                                                                                    1996              1995
                                                                                -------------    -------------

Revenue......................................................................   $   1,552,220    $   1,284,991

Cost of Sales................................................................       1,519,975        1,263,076
                                                                                -------------    -------------

Gross Margin.................................................................          32,245           21,915

Expenses
   Operating expenses........................................................          23,173           19,429
   Depreciation and amortization.............................................           3,945            2,639
                                                                                -------------    -------------
     Total...................................................................          27,118           22,068
                                                                                -------------    -------------

Operating Income (Loss)......................................................           5,127             (153)

Other Income (Expense)
   Interest income...........................................................              68              117
   Interest and related charges..............................................            (918)          (1,467)
   Other, net................................................................             (11)             107
                                                                                -------------    -------------
     Total...................................................................            (861)          (1,243)
                                                                                -------------    -------------

Income (Loss) From Continuing Operations.....................................           4,266           (1,396)

Loss From Discontinued Operations (Note 3)...................................             -             (8,595)
                                                                                -------------    -------------

Net Income (Loss)............................................................   $       4,266    $      (9,991)
                                                                                =============    =============

Income (Loss) Per Unit
   Continuing Operations.....................................................   $       0.22     $       (0.08)
   Discontinued Operations...................................................             -              (0.50)
                                                                                -------------    -------------
Net Income...................................................................   $       0.22     $       (0.58)
                                                                                ============     =============

Number of Units Outstanding..................................................          18,830           17,000
                                                                                =============    =============

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           1996           1995
                                                                                      -------------  --------------

                                 ASSETS
Current Assets
    Cash and cash equivalents.......................................................  $       7,409  $        2,276
    Trade and other receivables, net of allowance for doubtful
       accounts of $2,697 and $2,397, respectively..................................        486,086         439,619
    Inventories.....................................................................         61,668         101,376
    Net assets of discontinued operations (Note 3)..................................          4,064           3,460
    Other ..........................................................................          8,255           3,877
                                                                                      -------------  --------------
       Total current assets.........................................................        567,482         550,608
                                                                                      -------------  --------------

Property, Plant & Equipment, at cost................................................        212,512         211,318
    Less: Accumulated depreciation..................................................         76,593          73,753
                                                                                      -------------  --------------
       Net property, plant & equipment..............................................        135,919         137,565
                                                                                      -------------  --------------

Other Assets, net of amortization...................................................          7,474           7,954
                                                                                      -------------  --------------

Total Assets........................................................................  $     710,875  $      696,127
                                                                                      =============  ==============

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable .........................................................  $     527,530  $      506,764
    Accrued taxes payable...........................................................          6,206           5,295
    Note payable - affiliate (Note 7)...............................................         24,228             -
    Note payable - (Note 5).........................................................            -            85,000
    Short-term borrowings - affiliate...............................................         20,000           2,200
    Short-term borrowings...........................................................            582           5,559
    Other...........................................................................         16,220           4,853
                                                                                      -------------  --------------
       Total current liabilities....................................................        594,766         609,671
                                                                                      -------------  --------------

Long-Term Liabilities...............................................................          1,403           1,546
                                                                                      -------------  --------------
Commitments and Contingencies (Note 9)
Additional Partnership Interests (Note 7)...........................................          9,091           9,091

Partners' Capital
    Common Unitholders..............................................................         65,641          37,992
    Subordinated Unitholders........................................................         37,773          36,219
    General Partner.................................................................          2,201           1,608
                                                                                      -------------  --------------
Total Partners' Capital.............................................................        105,615          75,819
                                                                                      -------------  --------------

Total Liabilities and Partners' Capital.............................................  $     710,875  $      696,127
                                                                                      =============  ==============

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      -----------------------------
                                                                                           1996           1995
                                                                                      -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income (loss) to net cash
       provided by (used in) operating activities -
    Net income (loss)...............................................................  $       4,266  $       (9,991)
       Depreciation.................................................................          3,465           2,169
       Amortization of intangible assets............................................            480             470
       (Gains) losses on disposal of assets.........................................             12            (227)
       Changes in components of working capital -
         Receivables................................................................        (46,467)        (22,912)
         Inventories................................................................         39,708          21,749
         Other current assets.......................................................         (4,378)          2,502
         Trade payables.............................................................         20,766         (17,446)
         Accrued taxes payable......................................................            911            (793)
         Other current liabilities..................................................         11,367          (3,522)
       Discontinued operations......................................................           (604)           (476)
                                                                                      -------------  --------------
Net Cash Provided By (Used in) Operating Activities.................................         29,526         (28,477)
                                                                                      -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment.............................            364           1,330
    Additions to property, plant and equipment......................................         (2,195)         (2,172)
    Other, net......................................................................            -                83
                                                                                      -------------  --------------
Net Cash Used In Investing Activities...............................................         (1,831)           (759)
                                                                                      -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in short-term borrowings....................................         (5,120)         37,545
    Increase in short-term borrowings - affiliate...................................         17,800             -
    Decrease in note payable........................................................        (85,000)            -
    Increase in note payable - affiliate............................................         24,228             -
    Distributions to Unitholders....................................................         (4,846)         (7,372)
    Principal payments under capital lease obligation...............................            -              (435)
    Issuance of Common Units........................................................         29,772             -
    Contribution from General Partner...............................................            604             -
                                                                                      -------------  --------------
Net Cash Provided By (Used In) Financing Activities.................................        (22,562)         29,738
                                                                                      -------------  --------------

Increase In Cash and Cash Equivalents...............................................          5,133             502

Cash and Cash Equivalents, Beginning of Period......................................          2,276           2,020
                                                                                      -------------  --------------

Cash and Cash Equivalents, End of Period............................................  $       7,409  $        2,522
                                                                                      =============  ==============

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In Thousands)
                                   (Unaudited)


                                                             Common         Subordinated        General
                                                           Unitholders       Unitholders        Partner
                                                          -------------    --------------    -------------


Balance at December 31, 1995...........................   $      37,992    $      36,219     $       1,608

Net income.............................................           2,627            1,554                85

Cash distributions.....................................          (4,750)             -                 (96)

Issuance of Common Units...............................          29,772              -                 -

Contribution from General Partner......................             -                -                 604
                                                          -------------    -------------     -------------

Balance at March 31, 1996..............................   $      65,641    $      37,773     $       2,201
                                                          =============    =============     =============

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of March 31, 1996 and December 31, 1995, and the results of operations, cash flows and changes in partners' capital for the three months ended March 31, 1996 and 1995.

     The  financial  statements  included  herein  have  been  prepared  by  the
Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

2.   FORMATION AND OFFERING

     On March 24, 1994, the General Partner completed an initial public offering of 10 million Common Units at $20.00 per unit, representing limited partner interests in the Partnership. In addition to its aggregate approximate 2% general partner interest in the Partnership, the General Partner owns an approximate 37% limited partner interest in the Partnership in the form of Subordinated Units. Enron, through its purchase of EOTT Common Units, more fully described in Note 7, directly holds an approximate 11% interest in the Partnership.

3.   DISCONTINUED OPERATIONS

     On September 29, 1995, EOTT transferred to Paramount Petroleum Corporation ("PPC") EOTT's West Coast processing and asphalt marketing business (other than its Arizona asphalt terminals and its asphalt marketing business based out of those terminals). The transfer was made pursuant to an agreement dated August 15, 1995 between EOTT and certain of its affiliates and PPC and certain of its affiliates.

      EOTT's decision to exit the West Coast business segment was made primarily due to persistently low crack spreads in 1995 and EOTT's inability to effectively protect itself against potential future losses due to the volatility in the crack spread. The crack spread is the difference between the sales price of refined products and the cost of feedstocks, principally crude oil.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      In August 1995, EOTT's Board of Directors approved a formal plan to dispose of the West Coast business segment. The second quarter 1995 results of discontinued operations included a charge of $46.8 million, or $2.70 per Unit. This charge included the repayment of the PPC bank debt at June 30, 1995 ($9.4 million); write-off of leasehold improvements at the refinery ($7.4 million); estimated third quarter operating losses ($6.0 million); additional expenses ($10.0 million) including transaction fees, lease cancellation costs and working capital reserves; and a lump-sum settlement ($14.0 million) related to taxes on the debt repayment and for the assumption of other contractual obligations, none of which were environmentally related. Subsequent to the second quarter 1995, EOTT recorded a $1.0 million benefit which reflects a settlement at an amount less than estimated on the PPC bank obligation assumed by EOTT as part of the agreement with PPC, and an additional charge of $3.8 million associated with the final liquidation of the processing inventories.

     The remaining net assets of discontinued operations of $4.1 million at March 31, 1996 consist primarily of the Arizona asphalt terminals and related working capital, less estimated disposition costs. As of May 7, 1996, EOTT had a signed letter of intent to sell the terminal assets.

     Amounts and per unit data related to the discontinued West Coast Operations are summarized below (in thousands, except per Unit amounts):

                                                           Three Months
                                                               Ended
                                                             March 31,
                                                               1995
                                                            -----------

   Revenues...............................................  $   153,122
                                                            ===========

   Gross margin...........................................  $    (3,762)
                                                            ===========

   Loss from discontinued operations......................  $    (8,595)
                                                            ===========

   Loss from discontinued operations per Unit.............  $     (0.50)
                                                            ===========

     The loss from discontinued operations is due primarily to significantly lower crack spreads which, on an industry-wide basis, were at their lowest levels in five years. These operating results also include an allocation of interest expense based on the ratio of net assets of the discontinued operations to the sum of consolidated net assets plus consolidated debt.

4.   ACQUISITION OF PIPELINE ASSETS

     On December 29, 1995, but effective January 1, 1996, the Partnership acquired pipeline and related assets from Amerada Hess Corporation. The acquired assets include a 265 mile crude oil gathering system and the Mississippi-Alabama pipeline, a 349 mile common carrier crude oil pipeline extending from a terminal in Mobile, Alabama to Liberty Station in Southwestern Mississippi, as well as certain associated crude inventories. Tank storage associated with the acquired systems and the Mobile terminal is approximately 5.1 million barrels. The purchase price was approximately $54.0 million and was accounted for as an asset purchase. Allocation of the purchase price to the acquired assets at December 31, 1995 was based upon an independent estimated appraisal of fair value. Final fair value amounts were not materially different than the estimate.

     At the time of the closing, Enron had assisted the Partnership in the arrangement of bridge financing for the asset purchase with a commercial bank in the form of a promissory note issued by the Partnership to the bank due January 3, 1996 carrying an average annual interest rate of 7.0%. On January 3, 1996, the Partnership and Enron completed transactions to repay the bridge financing, which are more fully discussed in Note 7.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Detailed below are summarized pro forma results of operations for the Partnership for the three months ended March 31, 1995 as though the acquisition had taken place at the beginning of the period. Pro forma adjustments include additional depreciation expense, elimination of income taxes, and additional interest expense related to the $24.2 million note issued to Enron related to the financing of the acquisition more fully discussed in Note 7.

(Unaudited: in thousands, except per Unit amounts)
                                                              Three Months Ended
                                                                   March 31,
                                                                     1995
                                                                ---------------

     Revenue..................................................  $   1,330,374
     Gross margin.............................................  $      28,667
     Income from continuing operations........................  $         608
     Net loss.................................................  $      (7,987)
     Income from continuing operations per Unit...............  $        0.03
     Net loss per Unit........................................  $       (0.42)
     Number of Units outstanding (a)..........................         18,830

- - -------
(a)  Includes 1.8 million Common Units issued to Enron more fully  discussed in
     Note 7.

     The unaudited pro forma results of operations are not intended to be indicative of actual operating results had the transactions occurred when indicated, nor do they purport to indicate operating results which may occur in the future.

5.   CREDIT RESOURCES AND LIQUIDITY

      On June 30, 1995, Enron agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility is $450 million and the facility has a maturity of March 31, 1997, as amended February 19, 1996. The agreement contains sublimits on the availability of the Enron Facility of $60 million for working capital loans and $150 million for letters of credit. A fee of .375% per annum is charged on the stated amount of outstanding letters of credit. Interest on outstanding loans is charged at the London Interbank Offered Rate ("LIBOR") plus .25% per annum.

     The Enron Facility is subject to defined borrowing base limitations relating to the Partnership's activities and to the maintenance and protection of the collateral. The Enron Facility permits distributions to Unitholders subject to certain limitations based on the Partnership's earnings and other factors. These covenants and restrictions are not expected to materially affect EOTT's ability to operate the ongoing Partnership business. The Enron Facility is secured by a first priority lien on and security interest in all receivables and inventory of the Partnership. The borrowing base is the sum of cash and cash equivalents, specified percentages of eligible receivables, inventory, and products contracted for or delivered but not billed. The Enron Facility is non-recourse to the General Partner and the General Partner's assets. The
Partnership is restricted from entering into additional financing arrangements without the prior approval of Enron.

     At December 31, 1995, EOTT was in technical violation of certain negative covenants related to the Enron Facility - including Leverage Ratio, Minimum Working Capital Ratio, and Maximum Fixed Assets - due principally to the operating losses associated with and the exiting of the West Coast processing and asphalt marketing business and the short-term bridge financing. At March 31, 1996, EOTT was in violation of the Leverage and Minimum Working Capital ratios and received waivers from Enron for each of these periods.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 1995, EOTT had $85 million of short-term borrowings outstanding with a commercial bank. Such borrowings were at an average annual interest rate of 7.0% and primarily funded the working capital requirements as well as the bridge financing utilized in the Mississippi-Alabama pipeline acquisition as discussed in Note 4. Subsequent to year end, as further discussed in Note 7, the short-term borrowings were repaid.

     The General Partner believes that the Enron Facility will be sufficient to support the Partnership's crude oil and refined product purchasing activities and working capital requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

     The Partnership's ability to obtain letters of credit to support its purchases of crude oil or refined petroleum products is fundamental to the Partnership's gathering and marketing activities. Additionally, EOTT has a significant need for working capital due to the large dollar volume of trading and marketing transactions in which it engages. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash as defined in the Partnership Agreement.

     The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was $.8 million and $1.6 million for the three months ended March 31, 1996 and 1995, respectively.

     Non-cash investing activities during the three months ended March 31, 1995 include an obligation for approximately $1.4 million to finance ongoing systems development. At December 31, 1995, the balance of these obligations is included in short-term borrowings on the Consolidated Balance Sheets. On January 5, 1996, EOTT repaid the outstanding balance of the financing in connection with the information systems development.

7.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

     REVENUE AND COST OF SALES. A summary of revenue and cost of sales with Enron and its affiliates are as follows (in thousands):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                      1996            1995
                                                   -----------    -----------

     Revenue.....................................  $     6,229    $     1,742
     Cost of Sales...............................       26,579         26,465

     Revenue in 1996 and 1995 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions in the opinion of management are no less favorable than can be obtained from unaffiliated third parties.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Related party receivables at March 31, 1996 and December 31, 1995 were $3.7 million and $.4 million, respectively, and are classified as trade and other receivables. Related party payables at March 31, 1996 and December 31, 1995 were $11.6 million and $8.4 million, respectively, and are classified as trade accounts payable.

     PURCHASE OF COMMON UNITS. On March 10, 1995, Enron authorized the purchase of up to $15 million of EOTT Units on the open market. As of May 10, 1996, Enron had purchased 296,800 EOTT Common Units under the purchase program, in addition to the 1.8 million Units discussed below.

     ADDITIONAL PARTNERSHIP INTERESTS ("APIs"). On May 15, 1995 and August 14, 1995, Enron paid $4.3 million and $4.8 million, respectively in support of EOTT's first and second quarter 1995 distributions to its Common Unitholders and the General Partner. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the Minimum Quarterly Distribution ("MQD") and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. Enron has committed to support payment of EOTT common distributions up to an aggregate of $29 million through March 1998, as necessary.

     FINANCING OF PIPELINE ACQUISITION. On January 3, 1996, EOTT and Enron concluded financing arrangements related to the acquisition discussed in Note 4 in which the Partnership (i) issued and sold to Enron 1,830,011 Common Units for $29.8 million in cash in a private placement (ii) issued a promissory note to Enron for $24.2 million due at June 30, 1996, which carries a per annum interest rate of LIBOR plus 1% through March 31, 1996, and a rate of LIBOR plus 1.5% through June 30, 1996 and (iii) received a $.6 million capital contribution related to the General Partner's approximate 2% interest in the Partnership. The balance of the purchase price was financed through short-term borrowings with Enron. Collectively, these proceeds, together with short-term borrowings from Enron, were used by EOTT to repay the bridge financing discussed in Note 4.

8.   OTHER INCOME (EXPENSE), NET

     The  components  of  other  income  (expense),   net  are  as  follows  (in
     thousands):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        1996           1995
                                                    -----------    -----------

     Loss on foreign currency transactions........  $       (18)   $      (147)
     Gain (loss) on disposal of fixed assets......          (12)           227
     Other........................................           19             27
                                                    -----------    -----------
         Total....................................  $       (11)   $       107
                                                    ===========    ===========

9.   LITIGATION AND OTHER CONTINGENCIES

     EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership is responsible for all litigation and other claims relating to the business acquired from the Predecessor, although the Partnership will be entitled to the benefit of certain insurance maintained by Enron covering occurrences prior to the closing of the offering. The Partnership believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed in "Part I, Item 3. Legal Proceedings" of EOTT's Annual Report filed on Form 10-K for the year ended December 31, 1995 and below.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     MCMAHON FOUNDATION AND J. TOM POYNER VS. AMERADA HESS CORPORATION, ET AL. (INCLUDING EOTT ENERGY OPERATING LIMITED PARTNERSHIP), CIVIL ACTION NO. H-96-1155; UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF TEXAS, HOUSTON DIVISION (FEDERAL ANTI-TRUST SUIT): This suit was filed on April 10, 1996 as a class action complaint for violation of the federal antitrust laws. The relevant area is the entire continental United States, except for Alaska, New York, Ohio, Pennsylvania, West Virginia and the Wilmington Field at Long Beach, California. The plaintiffs claim that there is a combination and conspiracy among the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the price paid for the first purchase of lease production oil sold from leases in which the class members own interests. This was allegedly accomplished by agreement of the defendants to routinely pay for first purchases at posted prices rather than competitive market prices and maintain them in a range below competitive market prices through an undisclosed scheme of using posted prices in buy/sell transactions among themselves to create the illusion that posted prices are genuine market prices. The plaintiffs allege violations from October of 1986 forward. No money amounts were claimed, so it is not possible to determine any potential exposure until further discovery has been done. While the petition is vague and discovery has not yet begun, the General Partner believes the Partnership, as a first purchaser, should be without liability in this or related matters.

     The Partnership believes that it has obtained or has applied for all of the necessary permits required by federal, state, and local environmental agencies for the operation of its business. Further, the Partnership believes that there are no outstanding liabilities or claims relating to environmental matters individually and in the aggregate, which would have a material adverse impact on the Partnership's financial position or results of operations.

10.  NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 is effective for fiscal years beginning after December 15, 1995 and requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset; may not be recoverable. Effective January 1, 1996, EOTT adopted this standard with no effect on EOTT's financial condition or results of operations.

11.  SUBSEQUENT EVENTS

     On April 18, 1996, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $.475 per Common Unit for the period January 1, 1996 through March 31, 1996. The first quarter distribution will be paid on May 15, 1996 to the General Partner and Common Unitholders of record as of April 30, 1996 from the Partnership's Available Cash.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


     EOTT is one of the largest independent gatherers and marketers of crude oil in North America, with operations throughout most of the United States and in Canada. EOTT also engages, to a lesser extent, in refined products marketing as well as gathering and marketing of natural gas liquids ("NGLs"), and other crude oil-related marketing activities. The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

     EOTT reported income from continuing operations of $4.3 million or $.22 per unit for the first quarter of 1996 compared to a loss from continuing operations of $1.4 million or $.08 per unit for the first quarter of 1995. The improved performance is attributable to higher margins in the North American crude oil segment. First quarter 1995 results include a loss of $8.6 million or $.50 per unit attributable to EOTT's discontinued West Coast processing and asphalt marketing business.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ----------------------------
                                                    1996             1995
                                                 ----------       -----------
Revenues:
   North American crude oil...................   $  1,410.9       $   1,225.1
   Refined products marketing.................        142.3              59.9
   Intersegment revenues......................         (1.0)              -
                                                 ----------       -----------
     Total....................................   $  1,552.2       $   1,285.0
                                                 ==========       ===========

Gross margin:
   North American crude oil...................   $     31.5       $      20.7
   Refined products marketing.................          0.7               1.2
                                                 ----------       -----------
     Total....................................   $     32.2       $      21.9
                                                 ==========       ===========

Operating income (loss):
   North American crude oil...................   $     11.4       $       5.2
   Refined products marketing.................          -                 0.6
   Corporate..................................         (6.3)             (6.0)
                                                 ----------       -----------
     Total....................................   $      5.1       $      (0.2)
                                                 ==========       ===========

     Gross margin is the difference between the sales prices of crude oil or other petroleum products and the costs of crude and products purchased, including costs paid to third parties for transportation and handling charges. Both of EOTT's business segments are characterized by large volumes and generally very thin and volatile profit margins on purchase and sale transactions, and the absolute price levels for crude oil and refined products do not necessarily bear a direct relationship to margins per barrel, although such price levels significantly impact revenues and cost of sales. As a result, period-to-period variations in revenues and cost of sales are not meaningful, and therefore are not discussed.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1995.

     NORTH AMERICAN CRUDE OIL: Operating income for the North American Crude Oil segment was $11.4 million for the first quarter 1996, compared to $5.2 million for the same period in 1995. Gross margin increased $10.8 million to $31.5 million in the first quarter of 1996 due primarily to higher volumes related to the acquisition of pipeline and related assets (see Note 4 to the Condensed Consolidated Financial Statements), combined with an overall 39% improvement in average margins per barrel compared to the activity for the same period in 1995. U.S. crude lease purchases were up almost 30 percent from 198,100 barrels per day ("bpd") for the first quarter 1995 to 256,900 bpd in 1996 due to the acquisition of pipeline and related assets. Operating expenses of $20.1 million for the first quarter 1996 were $4.6 million higher than in the first quarter 1995 due again to operating costs associated with the acquisition of pipeline and related assets.

     REFINED PRODUCTS MARKETING: Refined Products Marketing operating income was negligible for the first quarter 1996 compared to operating income of $.6 million for the same period in 1995 due primarily to lower margins. Fewer opportunities to participate in the rack market existed due to limited market volatility which resulted in a gross margin decrease of $.5 million from $1.2 million for the first quarter of 1995 to $.7 million in 1996. On a per unit basis, margin per barrel was $0.12 per barrel in 1996 compared to $0.41 per barrel in 1995. Operating expenses were up $.1 million in 1996 compared to 1995.

     CORPORATE AND OTHER: Corporate costs were $6.3 million for the first quarter 1996 compared to $6.0 million in the first quarter 1995. The increase is due primarily to employee related costs primarily benefits and incentive compensation. Other income (expense), net, consisting primarily of losses on transactions denominated in foreign currency and gains (losses) on the sale of property, plant and equipment, was negligible for the first quarter 1996 compared to $.1 million for the same period in 1995. Interest and related charges for the first quarter 1996 were $.9 million compared to $1.5 million for the same period in 1995. The decrease is due primarily to lower interest expense on lower short-term borrowings obtained under the Enron Credit Facility compared to similar costs experienced under a prior credit facility. See additional discussion under WORKING CAPITAL AND CREDIT RESOURCES below.

DISCONTINUED OPERATIONS

     On September 29, 1995, EOTT transferred to Paramount Petroleum Corporation ("PPC") EOTT's West Coast processing and asphalt marketing business (other than its Arizona asphalt terminals and its asphalt marketing business based out of those terminals). The transfer was made pursuant to an agreement dated August 15, 1995 between EOTT and certain of its affiliates and PPC and certain of its affiliates.

      EOTT's decision to exit the West Coast business segment was made primarily due to persistently low crack spreads in 1995 and EOTT's inability to effectively protect itself against potential future losses due to the volatility in the crack spread. The crack spread is the difference between the sales price of refined products and the cost of feedstocks, principally crude oil.

      In August 1995, EOTT's Board of Directors approved a formal plan to dispose of the West Coast business segment. The second quarter 1995 results of discontinued operations included a charge of $46.8 million, or $2.70 per Unit. This charge included the repayment of the PPC bank debt at June 30, 1995 ($9.4 million); write-off of leasehold improvements at the refinery ($7.4 million); estimated third quarter operating losses ($6.0 million); additional expenses ($10.0 million) including transaction fees, lease cancellation costs and working capital reserves; and a lump-sum settlement ($14.0 million) related to taxes on the debt repayment and for the assumption of other contractual obligations, none of which were environmentally related. Subsequent to the second quarter 1995, EOTT recorded a $1.0 million benefit which reflects a settlement at an amount less than estimated on the PPC bank obligation assumed by EOTT as part of the agreement with PPC, and an additional charge of $3.8 million associated with the final liquidation of the processing inventories.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


      The remaining net assets of discontinued operations of $4.1 million at March 31, 1996 consist primarily of the Arizona asphalt terminals and related working capital, less estimated disposition costs. As of May 7, 1996, EOTT had a signed letter of intent to sell the terminal assets.

     Amounts and per unit data related to the discontinued West Coast Operations are summarized below (in thousands, except per Unit amounts):

                                                           Three Months
                                                               Ended
                                                             March 31,
                                                               1995
                                                            -----------

   Revenues...............................................  $   153,122
                                                            ===========

   Gross margin...........................................  $    (3,762)
                                                            ===========

   Loss from discontinued operations......................  $    (8,595)
                                                            ===========

   Loss from discontinued operations per Unit.............  $     (0.50)
                                                            ===========

     The loss from discontinued operations is due primarily to significantly lower crack spreads which, on an industry-wide basis, were at their lowest levels in five years. These operating results also include an allocation of interest expense based on the ratio of net assets of the discontinued operations to the sum of consolidated net assets plus consolidated debt.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Management expects that short-term cash requirements will be met primarily by cash generated from operations in addition to lines of credit available under the Enron Credit Facility, more fully described in Note 5 to the Condensed Consolidated Financial Statements. Management expects cash generated from operations will be sufficient to fund short-term liquidity as well as fund sustaining capital expenditures for the foreseeable future.

CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided by operating activities totaled $29.5 million for the first quarter of 1996 compared to net cash used of $28.5 million for the same period in 1995. The increase primarily reflects reductions in inventory, activities related to the acquisition noted above, and the discontinuance of EOTT's West Coast operations. Additionally, cash flow improved due to lower cash requirements related to NYMEX trading activities and the timing of certain lease crude purchases.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities totaled $1.8 million for the first quarter of 1996 compared to $.8 million for the same period in 1995. Proceeds from asset sales totaled $.4 million in 1996 compared to $1.3 million in 1995. Additions to property, plant, and equipment of $2.2 million in 1996 include $1.1 million for pipeline connections and improvements and $.8 million for information systems development. The Partnership expects to incur approximately $4.8 million in sustaining capital expenditures for the remainder of 1996.

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash used in financing activities totaled $22.6 million for the first quarter of 1996 compared to net cash provided of $29.7 million for the same period in 1995. The 1995 amount primarily represents short-term borrowings to fund working capital requirements under a prior credit facility. During the first quarter 1996 EOTT issued 1.8 million Common Units in exchange for $29.8 million in a private placement with Enron. EOTT also received $24.2 million in exchange for a promissory note issued to Enron. These proceeds, together with other short term borrowings from Enron, were used by EOTT to repay $85 million in bridge financing related in part to the acquisition of pipeline assets at December 29, 1995. See additional discussion under Note 4 to the Condensed Consolidated Financial Statements - Acquisition of Pipeline Assets.

WORKING CAPITAL AND CREDIT RESOURCES

     On June 30, 1995, Enron agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility is $450 million and the facility has a maturity of March 31, 1997, as amended February 19, 1996. The agreement contains sublimits on the availability of the Enron Facility of $60 million for working capital loans and $150 million for letters of credit. A fee of .375% per annum is charged on the stated amount of outstanding letters of credit. Interest on outstanding loans is charged at the London Interbank Offered Rate ("LIBOR") plus .25% per annum.

     The Enron Facility is subject to defined borrowing base limitations relating to the Partnership's activities and to the maintenance and protection of the collateral. The Enron Facility permits distributions to Unitholders subject to certain limitations based on the Partnership's earnings and other factors. These covenants and restrictions are not expected to materially affect EOTT's ability to operate the ongoing Partnership business. The Enron Facility is secured by a first priority lien on and security interest in all receivables and inventory of the Partnership. The borrowing base is the sum of cash and cash equivalents, specified percentages of eligible receivables, inventory, and products contracted for or delivered but not billed. The Enron Facility is non-recourse to the General Partner and the General Partner's assets. The
Partnership is restricted from entering into additional financing arrangements without the prior approval of Enron.

     At December 31, 1995, EOTT was in technical violation of certain negative covenants related to the Enron facility - including Leverage Ratio, Minimum Working Capital Ratio, and Maximum Fixed Assets - due principally to the operating losses associated with and the exiting of the West Coast processing and asphalt marketing business and the short-term bridge financing. At March 31, 1996, EOTT was in violation of the Leverage and Minimum Working Capital ratios and received waivers from Enron.

     At December 31, 1995, EOTT had $85 million of short-term borrowings outstanding with a commercial bank. Such borrowings were at an average annual interest rate of 7.0% and primarily funded the working capital requirements as well as the bridge financing utilized in the Mississippi-Alabama pipeline acquisition as discussed in Note 4. Subsequent to year end, as further discussed in Note 7, the short-term borrowings were repaid.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


     The General Partner believes that the Enron Facility will be sufficient to support the Partnership's crude oil and refined product purchasing activities and working capital requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

     The Partnership's ability to obtain letters of credit to support its purchases of crude oil or refined petroleum products is fundamental to the Partnership's gathering and marketing activities. Additionally, EOTT has a significant need for working capital due to the large dollar volume of trading and marketing transactions in which it engages. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash as defined in the Partnership Agreement.

     The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

OUTLOOK

      Based on current earnings and cash flow projections, the Partnership expects to pay distributions to its Common Unitholders from Available Cash during 1996 without distribution support from Enron.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

      The statements in this Quarterly Report on Form 10-Q that are not historical information are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include the Partnership's success in obtaining additional lease barrels, developments relating to possible acquisitions or business combination opportunities, the success of the Partnership's risk management activities and conditions of the capital and equity markets during the periods covered by the forward looking statements.

                           PART II. OTHER INFORMATION

                           EOTT ENERGY PARTNERS, L.P.



ITEM 1. Legal Proceedings

     See  Part  I.  Item  1,  Note 9 to  the  Condensed  Consolidated  Financial
     Statements  entitled  "Litigation  and  Other   Contingencies,"   which  is
     incorporated herein by reference.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 27   Financial Data Schedule

(b)  Reports on Form 8-K.

     January 1,  1996  RE:   Closing of purchase and sale transaction to acquire
                             certain assets from Amerada Hess Corporation.

     January 3, 1996   RE:   Issuance of Common Units to Enron Corp. and other
                             financing related to asset acquisition.

     March 13, 1996    RE:   Amendment No. 1 to Current Report dated January  1,
                             1996 - Item 7. Financial Statements, Pro Forma
                             Financial Information, and Exhibits reflecting the above acquisition.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              EOTT ENERGY PARTNERS, L.P.
                                              (A Delaware Limited Partnership)

Date:  May 14, 1996                           By:   EOTT ENERGY CORP. as
                                                    General Partner


                                              MARIAN E. RAGLAND

                                              Marian E. Ragland
                                              Vice President, Controller
                                              (Principal Accounting Officer)