Form 10-Q
period 1996-06-30
EOTT ENERGY PARTNERS LP
filed 1996-08-14
CIK 917464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ---
      EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                     Delaware                               47-0424520
      ------------------------------------         ----------------------------


           (State or other jurisdiction                  (I.R.S. Employer
         of incorporation or organization)             Identification No.)


                1330 Post Oak Blvd.
                    Suite 2700
                  Houston, Texas                              77056
     -------------------------------------         -----------------------------
     -------------------------------------         -----------------------------

     (Address of principal executive offices)               (Zip Code)

                                      (713) 993-5200

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

                            EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                         PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Condensed  Consolidated  Statements of Operations (unaudited)-
          Three Months Ended June 30, 1996 and 1995, and
          Six Months Ended June 30, 1996 and 1995                          3

     Condensed Consolidated Balance Sheets (unaudited) -
          June 30, 1996 and December 31, 1995                              4

     Condensed Consolidated Statements of Cash Flows (unaudited) -
          Six Months Ended June 30, 1996 and 1995                          5

     Condensed Consolidated Statement of Partners' Capital (unaudited) -
          Six Months Ended June 30, 1996                                   6

     Notes to Condensed Consolidated Financial Statements                  7


ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         14


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                20

ITEM 6.  Exhibits and Reports on Form 8-K                                 20


                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ----------------------------
                                                          1996           1995           1996            1995
                                                     -------------   -------------  -------------  -------------


Revenue............................................  $   1,692,296   $   1,233,954  $   3,244,516  $   2,518,945

Cost of Sales......................................      1,645,920       1,212,228      3,165,895      2,475,304
                                                     -------------   -------------  -------------  -------------

Gross Margin.......................................         46,376          21,726         78,621         43,641

Expenses
   Operating expenses..............................         30,770          16,388         53,943         35,817
   Depreciation and amortization...................          4,979           2,597          8,924          5,236
                                                     -------------   -------------  -------------  -------------
                                                            35,749          18,985         62,867         41,053
                                                     -------------   -------------  -------------  -------------

Operating Income ..................................         10,627           2,741         15,754          2,588

Other Income (Expense)
   Interest income.................................            184             261            252            378
   Interest and related charges....................           (794)         (1,353)        (1,712)        (2,820)
   Other, net......................................             (5)            379            (16)           486
                                                     --------------  -------------  -------------- -------------
                                                              (615)           (713)        (1,476)        (1,956)
                                                     --------------  -------------- -------------- --------------

Income From Continuing Operations..................         10,012           2,028         14,278            632

Income (Loss) From
   Discontinued Operations (Note 4)................           -            (54,385)          -           (62,980)
                                                     -------------   -------------- -------------  --------------

Income (Loss) Before
   Extraordinary Item..............................         10,012         (52,357)        14,278        (62,348)

Extraordinary Item (Note 11).......................           -             (1,315)          -            (1,315)
                                                     -------------   -------------- -------------  --------------

Net Income (Loss)..................................  $      10,012   $     (53,672) $      14,278  $     (63,663)
                                                     =============   ============== =============  ==============

Net Income (Loss) Per Unit
   Continuing Operations...........................  $        0.52   $       0.12   $        0.74  $        0.04
   Discontinued Operations.........................           -             (3.13)           -             (3.63)
   Extraordinary Item..............................           -             (0.08)           -             (0.08)
                                                     -------------   -------------  -------------  --------------
Total..............................................  $        0.52   $      (3.09)  $        0.74  $       (3.67)
                                                     =============   =============  =============  ==============

Number of Units Outstanding........................         18,830          17,000         18,830         17,000
                                                     =============   =============  =============  =============

          The accompanying notes are an integral part of these condensed consolidated financial statements.


                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1996           1995

                                                                                      -------------  --------------

                                 ASSETS
Current Assets
    Cash and cash equivalents.......................................................  $       1,567  $        2,276
    Trade and other receivables, net of allowance for doubtful
       accounts of $ 3,009 and $2,397, respectively.................................        485,349         439,619
    Inventories.....................................................................         91,654         101,376
    Net assets of discontinued operations (Note 4)..................................          5,115           3,460
    Other ..........................................................................          8,076           3,877
                                                                                      -------------  --------------
       Total current assets.........................................................        591,761         550,608
                                                                                      -------------  --------------

Property, Plant & Equipment, at cost................................................        210,913         211,318
    Less: Accumulated depreciation..................................................         80,144          73,753
                                                                                      -------------  --------------
       Net property, plant & equipment..............................................        130,769         137,565
                                                                                      -------------  --------------

Other Assets, net of amortization...................................................          8,532           7,954
                                                                                      -------------  --------------

Total Assets........................................................................  $     731,062  $      696,127
                                                                                      =============  ==============

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable .........................................................  $     551,493  $      506,764
    Accrued taxes payable...........................................................          6,440           5,295
    Note payable - affiliate (Note 8)...............................................         24,228          -
    Note payable (Note 6)...........................................................         -               85,000
    Short-term borrowings - affiliate...............................................         13,700           2,200
    Short-term borrowings...........................................................            582           5,559
    Other...........................................................................         14,375           4,853
                                                                                      -------------  --------------
       Total current liabilities....................................................        610,818         609,671
                                                                                      -------------  --------------

Long - Term Liabilities.............................................................          1,259           1,546
                                                                                      -------------  --------------

Commitments and Contingencies (Note 10)

Additional Partnership Interests (Note 8)...........................................          9,091           9,091
                                                                                      -------------  --------------

Partners' Capital
    Common Unitholders..............................................................         66,186          37,992
    Subordinated Unitholders........................................................         41,420          36,219
    General Partner.................................................................          2,288           1,608
                                                                                      -------------  --------------
Total Partners' Capital.............................................................        109,894          75,819
                                                                                      -------------  --------------

Total Liabilities and Partners' Capital.............................................  $     731,062  $      696,127
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



                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      -----------------------------
                                                                                           1996           1995
                                                                                      -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income (loss) to net cash
       provided by operating activities -
    Net income (loss)...............................................................  $      14,278  $      (63,663)
       Depreciation.................................................................          7,909           4,301
       Amortization of intangible assets............................................          1,015             935
       (Gains) losses on disposal of assets.........................................            135            (306)
       Changes in components of working capital -
         Receivables................................................................        (45,730)         97,739
         Inventories................................................................          9,722          46,788
         Other current assets.......................................................         (4,199)            511
         Trade payables.............................................................         44,729        (103,326)
         Accrued taxes payable......................................................          1,145           1,274
         Other current liabilities..................................................          9,522          (4,681)
       Discontinued operations......................................................         (1,655)         53,295
                                                                                      -------------- --------------
Net Cash Provided By Operating Activities...........................................         36,871          32,867
                                                                                      -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment.............................            880           1,484
    Additions to property, plant and equipment......................................         (3,713)         (4,188)
    Other, net......................................................................             (8)            269
                                                                                      -------------- --------------
Net Cash Used In Investing Activities...............................................         (2,841)         (2,435)
                                                                                      -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in short-term borrowings...............................................         (5,264)        (43,021)
    Increase in short-term borrowings - affiliate...................................         11,500          23,000
    Decrease in note payable........................................................        (85,000)            -
    Increase in note payable - affiliate............................................         24,228             -
    Distributions to Unitholders....................................................        (10,579)         (7,372)
    Principal payments under capital lease obligation...............................            -              (875)
    Issuance of Common Units........................................................         29,772             -
    Contribution from General Partner...............................................            604             -
                                                                                      -------------  --------------
Net Cash Used In Financing Activities...............................................        (34,739)        (28,268)
                                                                                      -------------- --------------

Increase (Decrease) In Cash and Cash Equivalents....................................           (709)          2,164

Cash and Cash Equivalents, Beginning of Period......................................          2,276           2,020
                                                                                      -------------  --------------

Cash and Cash Equivalents, End of Period............................................  $       1,567  $        4,184
                                                                                      =============  ==============

          The accompanying notes are an integral part of these condensed consolidated financial statements.


                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                       COMMON        SUBORDINATED         GENERAL
                                                     UNITHOLDERS      UNITHOLDERS         PARTNER
                                                     -----------      ------------       -----------

Balance at December 31, 1995.....................    $    37,992     $      36,219      $     1,608

Net income.......................................          8,791             5,201              286

Cash distributions...............................        (10,369)             -                (210)

Issuance of Common Units.........................         29,772              -                -

Contribution from General Partner................           -                 -                 604
                                                     -----------     -------------      -----------

Balance at June 30, 1996.........................    $    66,186     $      41,420      $     2,288
                                                     ===========     =============      ===========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                          EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompany- ing condensed consolidated financial statements and related notes present the financial position as of June 30, 1996 and December 31, 1995, the results of operations for the three and six months ended June 30, 1996 and 1995, cash flows for the six months ended June 30, 1996 and 1995 and changes in partners' capital for the six months ended June 30, 1996.

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

2.   FORMATION AND OFFERING

     On March 24, 1994, the General Partner completed an initial public offering of 10 million Common Units at $20.00 per unit, representing limited partner interests in the Partnership. In addition to its aggregate approximate 2% general partner interest in the Partnership, the General Partner owns an approximate 37% limited partner interest in the Partnership in the form of Subordinated Units. Enron, through its purchase of EOTT Common Units, more fully described in Note 8, directly holds an approximate 11% interest in the Partnership.

3.   CHANGE IN ACCOUNTING PRINCIPLE

     In the second quarter of 1996, the Partnership changed its method of accounting for inventories from the last-in, first-out ("LIFO") method to the average cost method. The change did not have a significant effect on the results of operations for 1996 and is not expected to be material in future periods based upon the manner in which the Partnership currently operates. Prior to this change, the Partnership's inventory costs would not have differed significantly under the two methods. The change was made to conform the inventory costing method used for financial reporting purposes to that used by the Partnership to manage its commercial operations.

                          EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   DISCONTINUED OPERATIONS

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

      In August 1995, EOTT's Board of Directors approved a formal plan to dispose of the West Coast business segment. The second quarter 1995 results of discontinued operations included a charge of $46.8 million, or $2.70 per Unit. This charge included the repayment of the PPC bank debt at June 30, 1995 ($9.4 million); write-off of leasehold improvements at the refinery ($7.4 million); estimated third quarter operating losses ($6.0 million); additional expenses ($10.0 million) including transaction fees, lease cancellation costs and working capital reserves; and a lump-sum settlement ($14.0 million) related to taxes on the debt repayment and for the assumption of other contractual obligations, none of which were environmentally related. Subsequent to the second quarter 1995, EOTT recorded a $1.0 million benefit which reflected a settlement at an amount less than estimated on the PPC bank obligation assumed by EOTT as part of the agreement with PPC, and an additional charge of $3.8 million associated with the final liquidation of the processing inventories.

     The remaining net assets of discontinued operations of $5.1 million at June 30, 1996 consist primarily of the Arizona asphalt terminals and related working capital, less estimated disposition costs.

     Amounts related to the West Coast Operations discontinued in 1995 are summarized below (in thousands):

                                                           Three Months            Six Months
                                                               Ended                  Ended
                                                             June 30,               June 30,
                                                               1995                   1995
                                                           -------------           -----------

   Revenues...............................................  $   162,686            $   315,808
                                                            ===========            ===========

   Gross margin...........................................  $    (1,834)           $    (5,596)
                                                            ============           ===========

   Loss from discontinued operations......................  $    (7,585)           $   (16,180)
                                                            ===========            ===========

   Loss on disposal of discontinued operations............  $   (46,800)           $   (46,800)
                                                            ===========            ===========



     The 1995 loss from discontinued operations was due primarily to significantly lower crack spreads which, on an industry-wide basis, were at their lowest levels in five years. These operating results also include an allocation of interest expense based on the ratio of net assets of the discontinued operations to the sum of consolidated net assets plus consolidated debt.

                          EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   ACQUISITION OF PIPELINE ASSETS

     On December 29, 1995, but effective January 1, 1996, the Partnership acquired pipeline and related assets from Amerada Hess Corporation. The acquired assets include a 265 mile crude oil gathering system and the Mississippi-Alabama pipeline, a 349 mile common carrier crude oil pipeline extending from a terminal in Mobile, Alabama to Liberty Station in Southwestern Mississippi, as well as certain associated crude inventories. Tank storage associated with the acquired systems and the Mobile terminal is approximately 5.1 million barrels. The purchase price was $53.9 million and was accounted for as an asset purchase. Allocation of the purchase price to the acquired assets at December 31, 1995 was based upon an independent estimated appraisal of fair value. Final fair value amounts were not materially different than the estimate.

     At the time of the closing, Enron had assisted the Partnership in the arrangement of bridge financing for the asset purchase with a commercial bank in the form of a promissory note issued by the Partnership to the bank due January 3, 1996 carrying an average annual interest rate of 7.2%. On January 3, 1996, the Partnership and Enron completed transactions to repay the bridge financing, which are more fully discussed in Note 8.

     Detailed below are summarized pro forma results of operations for the Partnership for the three and six months ended June 30, 1995 as though the acquisition had taken place at the beginning of the period. Pro forma adjustments include additional depreciation expense, elimination of income taxes, and additional interest expense related to the $24.2 million note issued to Enron related to the financing of the acquisition more fully discussed in
Note 8.

(UNAUDITED: IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                              Three Months Ended     Six Months Ended
                                                                   June 30,               June 30,
                                                                     1995                   1995
                                                                -------------           -------------
     Revenue..................................................  $   1,287,870           $   2,618,244
                                                                 ============            ============
     Gross margin.............................................  $      28,785           $      57,452
                                                                 ============            ============
     Income from continuing operations........................  $       4,421           $       5,029
                                                                 ============            ============
     Net loss.................................................  $     (51,279)          $     (59,266)
                                                                 ============            ============
     Income from continuing operations per Unit...............  $        0.23           $        0.26
                                                                 ============            ============
     Net loss per Unit........................................  $       (2.67)          $       (3.08)
                                                                 ============            ============
     Number of Units outstanding (a)..........................         18,830                  18,830
                                                                 ============            ============

- -------
(a)  Includes 1.8 million  Common Units issued to Enron more fully  discussed in
Note 8.

     The unaudited pro forma results of operations are not intended to be indicative of actual operating results had the transactions occurred when indicated, nor do they purport to indicate operating results which may occur in the future.

6.    CREDIT FACILITIES

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

                          EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     At December 31, 1995, EOTT was in technical violation of certain negative covenants related to the Enron Facility - including Leverage Ratio, Minimum Working Capital Ratio, and Maximum Fixed Assets - due principally to the operating losses associated with the exiting of the West Coast processing and asphalt marketing business and the short-term bridge financing. EOTT was in violation of the Leverage Ratio at June 30, 1996 and the Leverage and Minimum Working Capital Ratios at March 31, 1996. EOTT received waivers from Enron for all of these periods.

     At December 31, 1995, EOTT had $85 million of short-term borrowings outstanding with a commercial bank. Such borrowings were at an average annual interest rate of 7.2% and primarily funded the working capital requirements as well as the bridge financing utilized in the Mississippi-Alabama pipeline acquisition as discussed in Note 5. Subsequent to year end, as further discussed in Note 8, the short-term borrowings were repaid.

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

     The Partnership's ability to obtain letters of credit to support its purchases of crude oil or refined petroleum products is fundamental to the Partnership's gathering and marketing activities. Additionally, EOTT has a significant need for working capital due to the large dollar volume of trading and marketing transactions in which it engages. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or increase the cost of obtaining them. This could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash as defined in the Partnership Agreement.

     The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $ .6 million and $ 3.7 million for the six months ended June 30, 1996 and 1995, respectively.

     Non-cash investing activities during the six months ended June 30, 1995 include an obligation for approximately $2.1 million to finance ongoing systems development. At December 31, 1995, the balance of these obligations is included in short-term borrowings on the Consolidated Balance Sheets. On January 5, 1996, EOTT repaid the outstanding balance of the financing in connection with the information systems development.

                          EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

REVENUE AND COST OF SALES. A summary of revenue and cost of sales with Enron and its affiliates are as follows (in thousands):

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30
                                                 --------------------------     ----------------------
                                                    1996            1995           1996            1995
                                                 -----------    -----------     ----------     -----------
     Revenue...................................  $     9,466    $     1,431     $   15,694     $     3,173

     Cost of Sales.............................  $    23,754    $    25,316     $   50,333     $    51,781

     Revenue in 1996 and 1995 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company. These transactions, in the opinion of management, are no less favorable than can be obtained from unaffiliated third parties.

     Related party receivables at June 30, 1996 and December 31, 1995 were $3.1 million and $.4 million, respectively, and are classified as trade and other receivables. Related party payables at June 30, 1996 and December 31, 1995 were $7.4 million and $8.4 million, respectively, and are classified as trade accounts payable.

     PURCHASE OF COMMON UNITS. On March 10, 1995 Enron authorized the purchase of up to $15 million of EOTT Units on the open market. As of August 13, 1996, Enron had purchased 296,800 EOTT Common Units under the purchase program, in addition to the 1.8 million Units discussed in (i) under "Financing of Pipeline Acquisition" below.

     ADDITIONAL PARTNERSHIP INTERESTS ("APIs"). On May 15, 1995 and August 14, 1995, Enron paid $4.3 million and $4.8 million, respectively, in support of EOTT's first and second quarter 1995 distributions to its Common Unitholders and the General Partner. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the Minimum Quarterly Distribution ("MQD") and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. Enron has committed to support payment of EOTT common distributions up to an aggregate of $29 million through March 1998, as necessary.

     FINANCING OF PIPELINE ACQUISITION. On January 3, 1996, EOTT and Enron concluded financing arrangements related to the acquisition discussed in Note 5 in which the Partnership (i) issued and sold to Enron 1,830,011 Common Units for $29.8 million in cash in a private placement (ii) issued a promissory note to Enron for $24.2 million originally due at June 30, 1996 and subsequently extended to March 31, 1997, which carries a per annum interest rate of LIBOR plus 1% through March 31, 1996, and a rate of LIBOR plus 1.5% through March 31, 1997 and (iii) received a $.6 million capital contribution related to the General Partner's approximate 2% interest in the Partnership. The balance of the purchase price was financed through short-term borrowings with Enron. Collectively, these proceeds, together with short-term borrowings from Enron, were used by EOTT to repay the bridge financing discussed in Note 5.

                          EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.    OTHER INCOME (EXPENSE), NET

      The components of other income (expense), net are as follows (in thousands):

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                            ------------------------  ------------------------
                                                               1996         1995          1996         1995
                                                            -----------  -----------  -----------  -----------

     Gain on foreign currency transactions................  $        94  $       281  $        76  $       134
     Gain (loss) on disposal of fixed assets..............         (122)          68         (135)         306
     Other, net...........................................           23           30           43           46
                                                            -----------  -----------  -----------  -----------
         Total............................................  $        (5) $       379  $       (16) $       486
                                                            ============ ===========  ===========  ===========

10.  LITIGATION AND OTHER CONTINGENCIES

     EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership is responsible for all litigation and other claims relating to the businesses acquired from EOTT Energy Corp., although the Partnership will be entitled to the benefit of certain insurance maintained by Enron covering occurrences prior to the closing of the offering. The Partnership believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed in "Part I, Item 3. Legal Proceedings" of EOTT's Annual Report filed on Form 10-K for the year ended December 31, 1995 and below.

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

                          EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


11.  EXTRAORDINARY ITEM

     Second quarter 1995 results include a one-time charge of $1.3 million related to the termination of the credit facility in place prior to obtaining the Enron Facility as described in Note 6.

12.  SUBSEQUENT EVENTS

     DISTRIBUTIONS

     On July 16 , 1996, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $.475 per Unit for the period April 1, 1996 through June 30, 1996. The second quarter distribution will be paid on August 14, 1996 to the General Partner and all other Unitholders of record including the Subordinated Unitholder as of July 31, 1996.

     SPECIAL UNITS

     Effective July 16, 1996, EOTT created a new class of limited partner interest designated as Special Units and exchanged the Special Units on a one-for-one basis for the 1,830,011 Common Units issued to Enron in connection with the financing of the acquisition discussed in Note 8. The Special Units rank pari passu with the Common Units in all distributions and upon liquidation and will vote as a class with the Common Units. The exchange permitted EOTT to avoid the cost of New York Stock Exchange listing of the Common Units issued to Enron in connection with the financing of the acquisition, including the cost associated with seeking Unitholder approval for the listing. The Special Units may become convertible in Common Units on a one-for-one basis in certain events. The Special Units will be Common Unit equivalents, and the exchange will have no adverse impact on EOTT or on income or distributions per Common Unit.

                            EOTT ENERGY PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     EOTT Energy Partners, L.P. "EOTT" or (the "Partnership") is one of the largest independent gatherers and marketers of crude oil in North America, with operations throughout most of the United States and Canada. EOTT also engages, to a lesser extent, in refined products marketing as well as gathering and marketing of natural gas liquids ("NGLs"), and other crude oil-related marketing ACTIVITIES. The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF CONTINUING OPERATIONS

     EOTT reported income from continuing operations for the second quarter of 1996 of $10.0 million compared to $2.0 million for the second quarter of 1995. The improved performance is attributable to higher per unit margins and higher volumes. The increased volumes primarily relate to the Hess acquisition. Unusually favorable market conditions in the second quarter enabled EOTT to capture higher margins on basis differentials.

     Selected financial data for EOTT's business segments are summarized below, (in millions):

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                               ----------------------------  -----------------------------
                                                   1996            1995           1996             1995
                                               -------------  -------------  -------------   -------------
Revenues:
   North American crude oil.................   $     1,555.2  $     1,151.7  $     2,966.0   $     2,376.6
   Refined products marketing...............           137.1           82.3          279.4           142.3
   Intersegment revenues  ..................            -              -              (0.9)           -
                                               -------------- -------------  -------------   -------------
     Total..................................   $     1,692.3  $     1,234.0  $     3,244.5   $     2,518.9
                                               =============  =============  =============   =============

Gross margin:
   North American crude oil.................   $        44.5  $        21.1  $        76.0   $        41.8
   Refined products marketing...............             1.8            0.6            2.6             1.8
                                               -------------  -------------  -------------   -------------
     Total..................................   $        46.3  $        21.7  $        78.6   $        43.6
                                               =============  =============  =============   =============

Operating income (loss):
   North American crude oil.................   $        17.4  $         6.3  $        28.8   $        11.5
   Refined products marketing...............             0.7            -              0.8             0.6
   Corporate................................            (7.5)          (3.6)         (13.8)           (9.5)
                                               -------------- -------------  --------------  -------------
     Total..................................   $        10.6  $         2.7  $        15.8   $         2.6
                                               =============  =============  =============   =============

     Gross margin is the difference between the sales prices of crude oil or other petroleum products and the costs of crude oil and other products purchased, including costs paid to third parties for transportation and handling charges. Both of EOTT's business segments are characterized by large volumes and generally very thin and volatile profit margins on purchase and sale transactions. The absolute price levels for crude oil and refined products do not necessarily bear a direct relationship to margins per barrel, although such price levels significantly impact revenues and cost of sales. As a result, period-to-period variations in revenues and cost of sales are not meaningful, and therefore are not discussed.

                            EOTT ENERGY PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995.

     NORTH AMERICAN CRUDE OIL: Operating income for the North American Crude Oil segment was $17.4 million for the second quarter of 1996, compared to $6.3 million for the same period in 1995. Gross margin increased $23.4 million to $44.5 million in the second quarter of 1996 due primarily to higher volumes related to the acquisition of pipeline and related assets (see Note 5 to the Condensed Consolidated Financial Statements), combined with an improvement in average margins per barrel compared to the activity for the same period in 1995. U.S. crude lease purchases were up almost 30% from 204,100 barrels per day ("bpd") for the second quarter of 1995 to 264,800 bpd in 1996 due primarily to the acquisition of pipeline and related assets. Operating expenses of $27.1 million for the second quarter of 1996 were $12.3 million higher than in the second quarter of 1995 due again to higher operating costs associated with the expanded activities in Mississippi, Alabama and California as well as higher benefits and other employee related expenses.

     REFINED PRODUCTS MARKETING: Operating income for Refined Products Marketing increased $.7 million for the second quarter of 1996 compared to the same period in 1995. Trade volumes were 56,400 bpd in the second quarter of 1996 compared to 38,900 bpd in 1995. Gross margin increased $1.2 million to $1.8 million in the second quarter of 1996 due primarily to the expansion of products trading in states west of the Rockies, primarily in California and Oregon. Operating expenses of $1.1 million for the second quarter of 1996 were $.5 million higher than in the second quarter 1995 due primarily to higher benefits and other employee related costs.

     CORPORATE AND OTHER: Corporate and other costs of $7.5 million for the second quarter of 1996 were $3.9 million higher compared to the second quarter of 1995 due primarily to higher benefits as well as other employee related costs and systems operating costs. Interest and related charges for the second quarter of 1996 were $.8 million compared to $1.4 million for the same period in 1995. The decrease is due primarily to lower interest expense on lower short-term borrowings. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency and gains (losses) on the sale of property, plant and equipment, was negligible for the second quarter 1996 compared to $.4 million for the same period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995.

     NORTH AMERICAN CRUDE OIL: Operating income for the North American Crude Oil segment was $28.8 million for the first half of 1996, compared to $11.5 million for the same period in 1995. Gross margin increased $34.2 million to $76.0 million in the first half of 1996 due primarily to higher volumes related to the acquisition of pipeline and related assets (see Note 5 to the Condensed Consolidated Financial Statements), combined with an improvement in average margins per barrel compared to the activity for the same period in 1995. U.S. crude lease purchases were up almost 30% from 200,000 barrels per day ("bpd") for the first half of 1995 to 260,800 bpd in 1996 due primarily to the acquisition of pipeline and related assets. Operating expenses of $47.2 million for the first half of 1996 were $16.9 million higher than in the first of 1995 due again to higher operating costs associated with the expanded activities in Mississippi, Alabama and California along with higher benefits and other employee related costs.

     REFINED PRODUCTS MARKETING: Operating income for Refined Products Marketing was $.8 million for the first half of 1996, compared to $.6 million for the same period in 1995. Trade volumes were 61,200 bpd in the first half of 1996 compared to 35,400 bpd in 1995, and margins increased $0.19 per barrel in 1996. Gross margin increased $.8 million to $2.6 million in the first half of 1996 due primarily to the expansion of products trading in states west of the Rockies, primarily California and Oregon. Operating expenses of $1.8 million for the first half of 1996 were $.6 million higher than in the first half of 1995 due primarily to higher benefits and other employee related costs.

                            EOTT ENERGY PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     CORPORATE AND OTHER: Corporate and other costs of $13.8 million for the first half of 1996 were $4.3 million higher compared to the first half of 1995 due primarily to higher benefits as well as other employee related costs and systems operating costs. Interest and related charges for the first half of 1996 were $1.7 million compared to $2.8 million for the same period in 1995. The decrease is due primarily to lower interest expnese on lower short-term borrowings. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency and gains (losses) on the sale of property, plant and equipment, was negiligible for the second quarter of 1996 compared to $.5 million for the same period in 1995.

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

      In August 1995, EOTT's Board of Directors approved a formal plan to dispose of the West Coast business segment. The second quarter 1995 results of discontinued operations included a charge of $46.8 million, or $2.70 per Unit. This charge included the repayment of the PPC bank debt at June 30, 1995 ($9.4 million); write-off of leasehold improvements at the refinery ($7.4 million); estimated third quarter operating losses ($6.0 million); additional expenses ($10.0 million) including transaction fees, lease cancellation costs and working capital reserves; and a lump-sum settlement ($14.0 million) related to taxes on the debt repayment and for the assumption of other contractual obligations, none of which were environmentally related. Subsequent to the second quarter 1995, EOTT recorded a $1.0 million benefit which reflected a settlement at an amount less than estimated on the PPC bank obligation assumed by EOTT as part of the agreement with PPC, and an additional charge of $3.8 million associated with the final liquidation of the processing inventories.

     The remaining net assets of discontinued operations of $5.1 million at June 30, 1996 consist primarily of the Arizona asphalt terminals and related working capital, less estimated disposition costs.

                            EOTT ENERGY PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Amounts related to the West Coast Operations discontinued in 1995 are summarized below (in thousands):

                                                           Three Months            Six Months
                                                               Ended                  Ended
                                                             June 30,               June 30,
                                                               1995                   1995
                                                            -----------            -----------

   Revenues...............................................  $   162,686            $   315,808
                                                            ===========            ===========

   Gross margin...........................................  $    (1,834)           $    (5,596)
                                                            ============           ===========

   Loss from discontinued operations......................  $    (7,585)           $   (16,180)
                                                            ===========            ===========

   Loss on disposal of discontinued operations............  $   (46,800)           $   (46,800)
                                                            ===========            ===========



     The 1995 loss from discontinued operations was due primarily to significantly lower crack spreads which, on an industry-wide basis, were at their lowest levels in five years. These operating results also include an allocation of interest expense based on the ratio of net assets of the discontinued operations to the sum of consolidated net assets plus consolidated debt.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

      Management expects that short-term cash requirements will be met primarily by cash generated from operations in addition to lines of credit available under the Enron Facility, more fully described in Note 6 to the Condensed Consolidated Financial Statements. Management expects cash generated from operations will be sufficient to fund short-term liquidity as well as fund sustaining capital expenditures for the foreseeable future.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities totaled $36.9 million for the first half of 1996 compared to net cash provided of $32.9 million for the same period in 1995. The increase is primarily due to higher income from continuing operations in the first half of 1996 as a result of unusually favorable market conditions enabling higher per Unit margins as well as increased volumes related to the Hess acquisition.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used in investing activities totaled $2.8 million for the first half of 1996 compared to $2.4 million for the same period in 1995. Proceeds from asset sales totaled $.9 million in 1996 primarily from the sale of surplus transportation equipment. Additions to property, plant, and equipment of $3.7 million during 1996 include $1.5 million for pipeline connections and improvements and $1.3 million for information systems development. The Partnership expects to incur approximately $4.1 million in sustaining capital expenditures for the remainder of 1996.

                            EOTT ENERGY PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used in financing activities totaled $34.7 million for the first half of 1996 compared to $28.3 million for the same period of 1995. The 1995 amount primarily represents short-term borrowings to fund working capital requirements under a prior credit facility. During the first quarter of 1996, EOTT issued approximately 1.8 million Common Units in exchange for $29.8 million in a private placement with Enron. On July 16, 1996, Enron and EOTT exchanged the Common Units for Special Units, more fully described in Note 12. EOTT also received $24.2 million in exchange for a promissory note issued to Enron. These proceeds, together with other short term borrowings from Enron, were used by EOTT to repay $85 million in bridge financing related in part to the acquisition of pipeline assets at December 29, 1995. See additional discussion under Note 5 to the Condensed Consolidated Financial Statements - Acquisition of Pipeline Assets.

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

     At December 31, 1995, EOTT was in technical violation of certain negative covenants related to the Enron Facility - including Leverage Ratio, Minimum Working Capital Ratio, and Maximum Fixed Assets - due principally to the operating losses associated with the exiting of the West Coast processing and asphalt marketing business and the short-term bridge financing. EOTT was in violation of the Leverage Ratio at June 30, 1996 and the Leverage and Minimum Working Capital Ratios at March 31, 1996. EOTT received waivers from Enron for all of these periods.

     At December 31, 1995, EOTT had $85 million of short-term borrowings outstanding with a commercial bank. Such borrowings were at an average annual interest rate of 7.2% and primarily funded the working capital requirements as well as the bridge financing utilized in the Mississippi-Alabama pipeline acquisition as discussed in Note 5. Subsequent to year end, as further discussed in Note 8, the short-term borrowings were repaid.

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

                            EOTT ENERGY PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Partnership's ability to obtain letters of credit to support its purchases of crude oil or refined petroleum products is fundamental to the Partnership's gathering and marketing activities. Additionally, EOTT has a significant need for working capital due to the large dollar volume of trading and marketing transactions in which it engages. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or increase the cost of obtaining them. This could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash as defined in the Partnership Agreement.

     The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

OUTLOOK

         Based on current earnings and cash flow projections, the Partnership expects to pay distributions to its Common Unitholders from Available Cash throughout the remainder of 1996 without distribution support from Enron.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

         The statements in this Quarterly Report on Form 10-Q that are not historical information are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include the Partnership's success in obtaining additional lease barrels, developments relating to possible acquisitions or business combination opportunities, and the success of the Partnership's risk management activities.

                           EOTT ENERGY PARTNERS, L.P.

                           PART II. OTHER INFORMATION



ITEM 1. Legal Proceedings

     See  Part  I.  Item  1,  Note 9 to  the  Condensed  Consolidated  Financial
     Statements  entitled  "Litigation  and  Other   Contingencies,"   which  is
     incorporated herein by reference.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 3.3 Amendment No.2 dated as of July 16, 1996, to the Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners, L.P.

     Exhibit 18   Preferability letter on change in accounting principle

     Exhibit 27   Financial Data Schedule

(b)  Reports on Form 8-K.

     None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EOTT ENERGY PARTNERS, L.P.
                                  (A Delaware Limited Partnership)

Date:  August 14, 1996            By:   EOTT ENERGY CORP. as
                                        General Partner


                                  /s/ STEVEN A. APPELT

                                  Steven A. Appelt
                                  Vice President, Chief Financial Officer