Form 10-Q
period 1996-09-30
EOTT ENERGY PARTNERS LP
filed 1996-11-13
CIK 917464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



              Delaware                                   47-0424520
-------------------------------------        -----------------------------------
    (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                 Identification No.)


         1330 Post Oak Blvd.
             Suite 2700
           Houston, Texas                                   77056
--------------------------------------       -----------------------------------


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

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                           PAGE
                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Condensed  Consolidated  Statements of Operations  (unaudited)-
          Three Months Ended September 30, 1996 and 1995, and
          Nine Months Ended September 30, 1996 and 1995                      3

     Condensed Consolidated Balance Sheets (unaudited) -
          September 30, 1996 and December 31, 1995                           4

     Condensed Consolidated Statements of Cash Flows (unaudited) -
          Nine Months Ended September 30, 1996 and 1995                      5

     Condensed Consolidated Statement of Partners' Capital (unaudited) -
          Nine Months Ended September 30, 1996                               6

     Notes to Condensed Consolidated Financial Statements                    7


ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            14


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   20

ITEM 6.  Exhibits and Reports on Form 8-K                                    20

                                                     PART I. FINANCIAL INFORMATION

                                                     ITEM 1. FINANCIAL STATEMENTS
                                                      EOTT ENERGY PARTNERS, L.P.
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                                              (UNAUDITED)


                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ------------------------------  ----------------------------
                                                          1996           1995           1996            1995
                                                    --------------   -------------  -------------  -------------


Revenue............................................  $   1,822,369   $   1,191,314  $   5,066,885  $   3,710,259

Cost of Sales......................................      1,787,227       1,167,320      4,953,122      3,642,624
                                                     -------------   -------------  -------------  -------------

Gross Margin.......................................         35,142          23,994        113,763         67,635

Expenses
   Operating expenses..............................         24,626          17,701         78,569         53,518
   Depreciation and amortization...................          3,048           2,578         11,972          7,814
                                                     -------------   -------------  -------------  -------------
                                                            27,674          20,279         90,541         61,332
                                                     -------------   -------------  -------------  -------------

Operating Income ..................................          7,468           3,715         23,222          6,303

Other Income (Expense)
   Interest income.................................            134              54            386            432
   Interest and related charges....................           (850)           (539)        (2,562)        (3,359)
   Other, net......................................            432             378            416            864
                                                     --------------  -------------  -------------  --------------
                                                              (284)           (107)        (1,760)        (2,063)
                                                     --------------  -------------- -------------- --------------

Income From Continuing Operations..................          7,184           3,608         21,462          4,240

Income (Loss) From
   Discontinued Operations (Note 4)................           -                950           -           (62,030)
                                                     -------------   -------------  -------------  --------------

Income (Loss) Before
   Extraordinary Item..............................          7,184           4,558         21,462        (57,790)

Extraordinary Item (Note 11).......................           -               -              -            (1,315)
                                                     -------------   -------------  -------------  --------------

Net Income (Loss)..................................  $       7,184   $       4,558  $      21,462  $     (59,105)
                                                     =============   =============  =============  ==============

Net Income (Loss) Per Unit
   Continuing Operations...........................  $        0.37   $       0.21   $        1.12  $        0.24
   Discontinued Operations.........................           -              0.05            -             (3.57)
   Extraordinary Item..............................           -               -              -             (0.08)
                                                     -------------   -------------  -------------  --------------
Total..............................................  $        0.37   $       0.26   $        1.12  $       (3.41)
                                                     =============   ============   =============  ==============

Number of Units Outstanding........................         18,830          17,000         18,830         17,000
                                                     =============   =============  =============  =============

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          EOTT ENERGY PARTNERS, L.P.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           1996           1995
                                                                                      -------------  --------------
                                 ASSETS
Current Assets
    Cash and cash equivalents.......................................................  $       8,174  $        2,276
    Trade and other receivables, net of allowance for doubtful
       accounts of $ 3,096 and $2,397, respectively.................................        594,847         439,619
    Inventories.....................................................................        129,967         101,376
    Net assets of discontinued operations (Note 4)..................................          5,562           3,460
    Other ..........................................................................          6,962           3,877
                                                                                      -------------  --------------
       Total current assets.........................................................        745,512         550,608
                                                                                      -------------  --------------

Property, Plant & Equipment, at cost................................................        212,431         211,318
    Less: Accumulated depreciation..................................................         82,409          73,753
                                                                                      -------------  --------------
       Net property, plant & equipment..............................................        130,022         137,565
                                                                                      -------------  --------------

Other Assets, net of amortization...................................................          7,679           7,954
                                                                                      -------------  --------------

Total Assets........................................................................  $     883,213  $      696,127
                                                                                      =============  ==============

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable .........................................................  $     672,189  $      506,764
    Accrued taxes payable...........................................................          8,446           5,295
    Note payable - affiliate (Note 8)...............................................         24,228          -
    Note payable (Note 6)...........................................................         -               85,000
    Short-term borrowings - affiliate...............................................         43,000           2,200
    Short-term borrowings...........................................................            582           5,559
    Other...........................................................................         25,739           4,853
                                                                                      -------------  --------------
       Total current liabilities....................................................        774,184         609,671
                                                                                      -------------  --------------

Long - Term Liabilities.............................................................          1,112           1,546
                                                                                      -------------  --------------

Commitments and Contingencies (Note 10)

Additional Partnership Interests (Note 8)...........................................          9,091           9,091
                                                                                      -------------  --------------

Partners' Capital
    Common Unitholders..............................................................         30,161          37,992
    Special Unitholders.............................................................         29,208            -
    Subordinated Unitholders........................................................         37,388          36,219
    General Partner.................................................................          2,069           1,608
                                                                                      -------------  --------------
Total Partners' Capital.............................................................         98,826          75,819
                                                                                      -------------  --------------

Total Liabilities and Partners' Capital.............................................  $     883,213  $      696,127
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


                                          EOTT ENERGY PARTNERS, L.P.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      -----------------------------
                                                                                           1996            1995
                                                                                      -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income (loss) to net cash
       provided by operating activities -
    Net income (loss)...............................................................  $      21,462  $      (59,105)
       Depreciation.................................................................         10,449           6,410
       Amortization of intangible assets............................................          1,523           1,404
       (Gains) losses on disposal of assets.........................................             80            (475)
       Changes in components of working capital -
         Receivables................................................................       (155,228)         66,942
         Inventories................................................................        (28,591)         30,820
         Other current assets.......................................................         (3,085)          6,643
         Trade payables.............................................................        165,425         (65,687)
         Accrued taxes payable......................................................          3,151           1,653
         Other current liabilities..................................................         11,760          (6,465)
       Discontinued operations......................................................         (2,102)         36,300
       Other, net...................................................................            348              82
                                                                                      -------------  --------------
Net Cash Provided By Operating Activities...........................................         25,192          18,522
                                                                                      -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment.............................            880           2,397
    Additions to property, plant and equipment......................................         (5,426)         (7,300)
    Other, net......................................................................            (36)            542
                                                                                      -------------- ---------------
Net Cash Used In Investing Activities...............................................         (4,582)         (4,361)
                                                                                      -------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in short-term borrowings...............................................         (4,977)        (42,000)
    Increase in short-term borrowings - affiliate...................................         40,800          38,100
    Decrease in note payable........................................................        (85,000)            -
    Increase in note payable - affiliate............................................         24,228             -
    Distributions paid to Unitholders...............................................        (19,705)         (7,372)
    Principal payments under capital lease obligation...............................            -           (10,290)
    Issuance of Common Units........................................................         29,772             -
    Trade partner financing.........................................................           -              8,930
    Contribution from General Partner...............................................            604             -
    Other, net......................................................................           (434)         (1,662)
                                                                                      -------------- ---------------
Net Cash Used In Financing Activities...............................................        (14,712)        (14,294)
                                                                                      -------------- ---------------

Increase (Decrease) In Cash and Cash Equivalents....................................          5,898            (133)

Cash and Cash Equivalents, Beginning of Period......................................          2,276           2,020
                                                                                      -------------  ---------------

Cash and Cash Equivalents, End of Period............................................  $       8,174  $        1,887
                                                                                      =============  ===============


          The accompanying notes are an integral part of these condensed consolidated financial statements.


                                           EOTT ENERGY PARTNERS, L.P.
                             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                                (IN THOUSANDS)
                                                  (UNAUDITED)




                                                  COMMON            SPECIAL        SUBORDINATED        GENERAL
                                                UNITHOLDERS       UNITHOLDERS      UNITHOLDERS         PARTNER
                                               --------------   --------------    --------------   --------------



Balance at December 31, 1995..............     $      37,992    $        -        $      36,219    $       1,608

Net income................................            12,530              682             7,819              431

Cash distributions........................           (20,738)            (869)           (6,650)            (574)

Issuance of Common Units..................            29,772             -                 -                -

Exchange of Common Units for
     Special Units (Note 8)...............           (29,395)          29,395              -                -

Contribution from General Partner.........              -                -                 -                 604
                                               -------------    -------------     -------------    -------------

Balance at September  30, 1996............     $      30,161    $      29,208     $      37,388    $       2,069
                                               =============    =============     =============    =============


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine months ended September 30, 1996 and 1995, cash flows for the nine months ended September 30, 1996 and 1995 and changes in partners' capital for the nine months ended September 30, 1996.

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

2.   FORMATION AND OFFERING

     On March 24, 1994, the General Partner completed an initial public offering of 10 million Common Units at $20.00 per unit, representing limited partner interests in the Partnership. In addition to its aggregate approximate 2% general partner interest in the Partnership, the General Partner owns an approximate 37% limited partner interest in the Partnership in the form of Subordinated Units. Enron, through its purchase of EOTT Common Units and Special Units, more fully described in Note 8, directly holds an approximate 11% interest in the Partnership.

3.   CHANGE IN ACCOUNTING PRINCIPLE

     In the second quarter of 1996, the Partnership changed its method of accounting for inventories from the last-in, first-out ("LIFO") method to the average cost method. The change did not have a significant effect on the results of operations for 1996, and it is not expected to be material in future periods based upon the manner in which the Partnership currently operates. Prior to this change, the Partnership's inventory costs would not have differed significantly under the two methods. The change was made to conform the inventory costing method used for financial reporting purposes to that used by the Partnership to manage its commercial operations.

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

      In August 1995, EOTT's Board of Directors approved a formal plan to dispose of the West Coast business segment. The second quarter 1995 results of discontinued operations included a charge of $46.8 million, or $2.70 per Unit. This charge included the repayment of the PPC bank debt at June 30, 1995 ($9.4 million); write-off of leasehold improvements at the refinery ($7.4 million); estimated third quarter operating losses ($6.0 million); additional expenses ($10.0 million) including transaction fees, lease cancellation costs and working capital reserves; and a lump-sum settlement ($14.0 million) related to taxes on the debt repayment and for the assumption of other contractual obligations, none of which were environmentally related. In the third quarter of 1995, EOTT recorded a $1.0 million benefit which reflected a settlement at an amount less than estimated on the PPC bank obligation assumed by EOTT as part of the agreement with PPC, and in the fourth quarter of 1995, EOTT recorded an additional charge of $3.8 million associated with the final liquidation of the processing inventories.

     The remaining net assets of discontinued operations of $5.6 million at September 30, 1996 consist primarily of the Arizona asphalt terminals and related working capital, less estimated disposition costs. As further discussed in Note 13, EOTT has entered into an agreement to sell the Arizona asphalt terminals.

     Amounts related to the West Coast Operations discontinued in 1995 are summarized below (in thousands,):


                                                           Three Months            Nine Months
                                                               Ended                  Ended
                                                            September 30,          September 30,
                                                               1995                   1995
                                                            -------------          -------------


   Revenues...............................................  $      -               $   315,808
                                                            ===========            ===========

   Gross margin...........................................  $      -               $    (5,596)
                                                            ===========            ===========

   Loss from discontinued operations......................  $      -               $   (16,180)
                                                            ===========            ===========

   Gain (Loss) on disposal of discontinued operations.....  $       950            $   (45,850)
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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   ACQUISITION OF PIPELINE ASSETS

     On December 29, 1995, but effective January 1, 1996, the Partnership acquired pipeline and related assets from Amerada Hess Corporation ("Amerada Hess acquisition"). The acquired assets include a 265 mile crude oil gathering system and the Mississippi-Alabama pipeline, a 349 mile common carrier crude oil pipeline extending from a terminal in Mobile, Alabama to Liberty Station in Southwestern Mississippi, as well as certain associated crude inventories. Tank storage associated with the acquired systems and the Mobile terminal is approximately 5.1 million barrels. The purchase price was approximately $54.0 million and was accounted for as an asset purchase. Allocation of the purchase price to the acquired assets at December 31, 1995 was based upon an independent estimated appraisal of fair value. Final fair value amounts were not materially different than the estimate.

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

     Detailed below are summarized pro forma results of operations for the Partnership for the three and nine months ended September 30, 1995 as though the acquisition had taken place at the beginning of the period. Pro forma adjustments include additional depreciation expense, elimination of income taxes, and additional interest expense related to the $24.2 million note issued to Enron related to the financing of the acquisition more fully discussed in
Note 8.

(UNAUDITED: IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                              Three Months Ended      Nine Months Ended
                                                                 September 30,          September 30,
                                                                     1995                    1995
                                                                -------------           -------------

     Revenue..................................................  $   1,236,740           $   3,854,984
                                                                 ============            ============
     Gross margin.............................................  $      27,620           $      85,072
                                                                 ============            ============
     Income from continuing operations........................  $       5,235           $      10,264
                                                                 ============            ============
     Net income (loss)........................................  $       6,185           $     (53,081)
                                                                 ============            ============
     Income from continuing operations per Unit...............  $        0.27           $        0.53
                                                                 ============            ============
     Net income (loss) per Unit...............................  $        0.32           $       (2.77)
                                                                 ============            ============
     Number of Units outstanding (a)..........................         18,830                  18,830
                                                                 ============            ============

------
(a) Includes 1.8 million  Special Units issued to Enron more fully  discussed in
Note 8.

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

     At December 31, 1995, EOTT was in technical violation of certain negative covenants related to the Enron Facility - including Leverage Ratio, Minimum Working Capital Ratio, and Maximum Fixed Assets - due principally to the operating losses associated with the exiting of the West Coast processing and asphalt marketing business and the short-term bridge financing. At September 30, 1996, EOTT was in violation of the Leverage and Minimum Working Capital Ratios. EOTT received waivers from Enron for each of these periods.

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

7.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was $2.3 million and $4.3 million for the nine months ended September 30, 1996 and 1995, respectively.

     Non-cash investing activities during the nine months ended September 30, 1995 include an obligation for approximately $2.1 million to finance ongoing systems development. At December 31, 1995, the balance of these obligations is included in short-term borrowings on the Consolidated Balance Sheets. On January 5, 1996, EOTT repaid the outstanding balance of the financing in connection with the information systems development.

     Non cash investing activities during the nine months ended September 30, 1996 include an obligation for approximately $9.1 million to pay distributions to Unitholders on November 14, 1996 as discussed in Note 12 and, as discussed further in Note 8, 1,830,011 Common Units issued to Enron in connection with the Amerada Hess acquisition were exchanged for Special Units.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

     REVENUE AND COST OF SALES. A summary of revenue and cost of sales with Enron and its affiliates are as follows (in thousands):

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30
                                                 --------------------------     --------------------------
                                                    1996            1995           1996           1995
                                                 -----------    -----------     ----------     -----------

     Revenue...................................  $    12,043    $       543     $   27,737     $     3,716

     Cost of Sales.............................  $    19,083    $    20,156     $   69,416     $    71,937

     Revenue in 1996 and 1995 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company. These transactions, in the opinion of management, are no less favorable than can be obtained from unaffiliated third parties.

     Related party receivables at September 30, 1996 and December 31, 1995 were $4.7 million and $.4 million, respectively, and are classified as trade and other receivables. Related party payables at September 30, 1996 and December 31, 1995 were $7.3 million and $8.3 million, respectively, and are classified as trade accounts payable.

     PURCHASE OF COMMON UNITS. On March 10, 1995 Enron authorized the purchase of up to $15 million of EOTT Units on the open market. As of November 13, 1996, Enron had purchased 296,800 EOTT Common Units under the purchase program, in addition to the 1.8 million Units discussed in (i) under "Financing of Pipeline Acquisition" below.

     ADDITIONAL PARTNERSHIP INTERESTS ("APIs"). On May 15, 1995 and August 14, 1995, Enron paid $4.3 million and $4.8 million, respectively, in support of EOTT's first and second quarter 1995 distributions to its Common Unitholders and the General Partner. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the Minimum Quarterly Distribution ("MQD") and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. Enron has committed to support payment of EOTT common distributions up to an aggregate of $29.0 million through March 1998, as necessary.

     FINANCING OF PIPELINE ACQUISITION. On January 3, 1996, EOTT and Enron concluded financing arrangements related to the acquisition discussed in Note 5 in which the Partnership (i) issued and sold to Enron 1,830,011 Common Units for $29.8 million in cash in a private placement (ii) issued a promissory note to Enron for $24.2 million originally due at June 30, 1996 and subsequently extended to March 31, 1997, which carries a per annum interest rate of LIBOR plus 1% through March 31, 1996, and a rate of LIBOR plus 1.5% through March 31, 1997 and (iii) received a $0.6 million capital contribution related to the General Partner's approximate 2% interest in the Partnership. The balance of the purchase price was financed through short-term borrowings with Enron. Collectively, these proceeds, together with short-term borrowings from Enron, were used by EOTT to repay the bridge financing discussed in Note 5.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     SPECIAL UNITS

     Effective July 16, 1996, EOTT created a new class of limited partner interest designated as Special Units and exchanged the Special Units on a one-for-one basis for the 1,830,011 Common Units issued January 3, 1996 to Enron in connection with the financing of the acquisition. The Special Units rank pari passu with the Common Units in all distributions and upon liquidation and will vote as a class with the Common Units. The exchange permitted EOTT to avoid the cost of New York Stock Exchange listing of the Common Units issued to Enron in connection with the financing of the acquisition, including the cost associated with seeking Unitholder approval for the listing. The Special Units may become convertible into Common Units on a one-for-one basis in certain events. The
Special Units will be Common Unit equivalents, and the exchange will have no adverse impact on EOTT or on income or distributions per Common Unit.

9.    OTHER INCOME (EXPENSE), NET

      The components of other income (expense), net are as follows (in thousands):

                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                            ------------------------  ------------------------
                                                               1996         1995          1996         1995
                                                            -----------  -----------  -----------  -----------

     Gain on foreign currency transactions................  $       114  $       130  $       191  $       264
     Gain (loss) on disposal of fixed assets..............           55          169          (80)         475
     Litigation settlement................................          203         -             203         -
     Other, net...........................................           60           79          102          125
                                                            -----------  -----------  -----------  -----------
         Total............................................  $       432  $       378  $       416  $       864
                                                            ===========  ===========  ===========  ===========

10.  LITIGATION AND OTHER CONTINGENCIES

     EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership is responsible for all litigation and other claims relating to the businesses acquired from EOTT Energy Corp., although the Partnership will be entitled to the benefit of certain insurance maintained by Enron covering occurrences prior to the closing of the initial offering. The Partnership believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed in "Part I, Item 3. Legal Proceedings" of EOTT's Annual Report filed on Form 10-K for the year ended December 31, 1995 and below.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

12.  DISTRIBUTIONS

     On September 30, 1996, the Board of Directors of EOTT Energy Corp., as General Partner, declared and recorded the Partnership's regular quarterly cash distribution of $.475 per Unit for the period July 1, 1996 through September 30, 1996. The third quarter distribution will be paid on November 14, 1996 to the General Partner and all other Unitholders of record including the Subordinated Unitholder as of October 31, 1996.

13.  SUBSEQUENT EVENTS

     On November 7, 1996, the Partnership entered into an agreement to sell its Arizona asphalt terminals effective December 1, 1996. Management believes that the sale of the assets will not have a material impact on the Partnership's financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     EOTT Energy Partners, L.P. "EOTT" or (the "Partnership") is one of the largest independent gatherers and marketers of crude oil in North America, with operations in Canada and throughout most of the United States. EOTT also engages, to a lesser extent, in refined products marketing as well as gathering and marketing of natural gas liquids ("NGLs"), and other crude oil-related marketing activities. The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF CONTINUING OPERATIONS

     EOTT reported income from continuing operations for the third quarter of 1996 of $7.2 million compared to $3.6 million for the third quarter of 1995. The improved performance is attributable to higher per unit margins and higher volumes. The increased volumes primarily relate to the pipeline and related assets acquired from Amerada Hess Corporation ("Amerada Hess acquisition"). Continued favorable market conditions in the third quarter enabled EOTT to capture higher margins on basis differentials.

     Selected financial data for EOTT's business segments are summarized below, (in millions):

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                               ----------------------------  -----------------------------
                                                   1996            1995           1996             1995
                                               -------------  -------------  --------------  -------------
Revenues:
   North American crude oil.................   $     1,678.5  $     1,106.2  $     4,644.5   $     3,482.9
   Refined products marketing...............           143.9           85.1          423.3           227.3
   Intersegment revenues  ..................          -              -                (0.9)         -
                                               -------------  -------------  --------------  -------------
     Total..................................   $     1,822.4  $     1,191.3  $     5,066.9   $     3,710.2
                                               =============  =============  =============   =============

Gross margin:
   North American crude oil.................   $        34.0  $        23.6  $       110.1   $        65.4
   Refined products marketing...............             1.1            0.4            3.7             2.2
                                               -------------  -------------  -------------   -------------
     Total..................................   $        35.1  $        24.0  $       113.8   $        67.6
                                               =============  =============  =============   =============

Operating income (loss):
   North American crude oil.................   $        12.6  $         9.4  $        41.4   $        20.9
   Refined products marketing...............             0.4            -              1.1             0.6
   Corporate................................            (5.5)          (5.7)         (19.3)          (15.2)
                                               -------------- -------------  --------------  -------------
     Total..................................   $         7.5  $         3.7  $        23.2   $         6.3
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

                           EOTT ENERGY PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995.

     NORTH AMERICAN CRUDE OIL: Operating income for the North American Crude Oil segment was $12.6 million for the third quarter of 1996, compared to $9.4 million for the same period in 1995. Gross margin increased $10.4 million to $34.0 million in the third quarter of 1996 due primarily to higher volumes related to the acquisition of pipeline and related assets (see Note 5 to the Condensed Consolidated Financial Statements), combined with an improvement in average margins per barrel compared to the same period in 1995. North American crude lease purchases were up 23% from 245,700 barrels per day ("bpd") for the third quarter of 1995 to 301,000 bpd in 1996 due primarily to the acquisition of pipeline and related assets. Operating expenses of $21.4 million for the third quarter of 1996 were $7.2 million higher than in the third quarter of 1995 due again to higher operating costs associated with the expanded activities in Mississippi, Alabama and California as well as higher benefits and other employee related expenses.

     REFINED PRODUCTS MARKETING: Operating income for Refined Products Marketing increased $0.4 million for the third quarter of 1996 compared to the same period in 1995. Trade volumes were 60,300 bpd in the third quarter of 1996 compared to 42,900 bpd in 1995. Gross margin increased $.7 million to $1.1 million in the third quarter of 1996 due primarily to the expansion of products trading in states west of the Rockies, primarily in California and Oregon. Operating expenses of $.7 million for the third quarter of 1996 were $.3 million higher than in the third quarter 1995 due primarily to higher benefits and other employee related costs.

      CORPORATE AND OTHER: Corporate and other costs of $5.5 million for the third quarter of 1996 were $0.2 million lower compared to the third quarter of 1995 due to lower insurance and legal expenses partially offset by higher employee related costs and information systems operating costs. Interest and related charges for the third quarter of 1996 were $0.9 million compared to $0.5 million for the same period in 1995. The increase is due primarily to interest expense on the promissory note to Enron of $24.2 million related to the Amerada Hess acquisition. Other income, net, consisting primarily of gains (losses) on transactions denominated in foreign currency, gains (losses) on the sale of property, plant and equipment, and litigation settlements was constant for the third quarter 1996 compared to the same period in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995.


NORTH AMERICAN CRUDE OIL: Operating income for the North American Crude Oil segment was $41.4 million for the first nine months of 1996, compared to $20.9 million for the same period in 1995. Gross margin increased $44.7 million to $110.1 million in the first nine months of 1996 due primarily to higher volumes related to the acquisition of pipeline and related assets (see Note 5 to the Condensed Consolidated Financial Statements), combined with an improvement in average margins per barrel compared to the same period in 1995. North American crude lease purchases were up 22% from 245,900 bpd for the first nine months of 1995 to 300,200 bpd in 1996 due primarily to the acquisition of pipeline and related assets. Operating expenses of $68.7 million for the first nine months of 1996 were $24.2 million higher than in the first nine months of 1995 due again to higher operating costs associated with the expanded activities in Mississippi, Alabama and California along with higher benefits and other employee related costs.

     REFINED PRODUCTS MARKETING: Operating income for Refined Products Marketing was $1.1 million for the first nine months of 1996, compared to $0.6 million for the same period in 1995. Trade volumes were 60,900 bpd in the first nine months of 1996 compared to 38,100 bpd in 1995. Gross margin increased $1.5 million to $3.7 million in the first nine months of 1996 due primarily to the expansion of products trading in states west of the Rockies, primarily California and Oregon. Operating expenses of $2.6 million for the first nine months of 1996 were $1.0 million higher than in the first nine months of 1995 due primarily to higher benefits and other employee related costs.

                           EOTT ENERGY PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      CORPORATE AND OTHER: Corporate and other costs of $19.3 million for the first nine months of 1996 were $4.1 million higher compared to the first nine months of 1995 due primarily to higher benefits and other employee related costs as well as information systems operating costs. Interest and related charges for the first nine months of 1996 were $2.6 million compared to $3.4 million for the same period in 1995. The decrease is due primarily to lower interest expense on lower short-term borrowings partially offset by interest expense on the promissory note to Enron of $24.2 million related to the Amerada Hess acquisition. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency, gains (losses) on the sale of property, plant and equipment, and litigation settlements decreased $0.5 million to $0.4 million in the first nine months of 1996.

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

      In August 1995, EOTT's Board of Directors approved a formal plan to dispose of the West Coast business segment. The second quarter 1995 results of discontinued operations included a charge of $46.8 million, or $2.70 per Unit. This charge included the repayment of the PPC bank debt at June 30, 1995 ($9.4 million); write-off of leasehold improvements at the refinery ($7.4 million); estimated third quarter operating losses ($6.0 million); additional expenses ($10.0 million) including transaction fees, lease cancellation costs and working capital reserves; and a lump-sum settlement ($14.0 million) related to taxes on the debt repayment and for the assumption of other contractual obligations, none of which were environmentally related. In the third quarter of 1995, EOTT recorded a $1.0 million benefit which reflected a settlement at an amount less than estimated on the PPC bank obligation assumed by EOTT as part of the agreement with PPC, and in the fourth quarter of 1995, EOTT recorded an additional charge of $3.8 million associated with the final liquidation of the processing inventories.

     The remaining net assets of discontinued operations of $5.6 million at September 30, 1996 consist primarily of the Arizona asphalt terminals and related working capital, less estimated disposition costs. As further discussed in Note 13, EOTT has entered into an agreement to sell the Arizona asphalt terminals.

                           EOTT ENERGY PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Amounts related to the West Coast Operations discontinued in 1995 are summarized below (in thousands):

                                                           Three Months            Nine Months
                                                               Ended                  Ended
                                                            September 30,          September 30,
                                                               1995                   1995
                                                            ------------           ------------


   Revenues...............................................  $      -               $   315,808
                                                            ===========            ===========

   Gross margin...........................................  $      -               $    (5,596)
                                                            ===========            ===========

   Loss from discontinued operations......................  $      -               $   (16,180)
                                                            ===========            ===========

   Income (Loss) on disposal of discontinued operations...  $       950            $   (45,850)
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

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities totaled $25.2 million for the first nine months of 1996 compared to net cash provided of $18.5 million for the same period in 1995. The increase is primarily due to higher income from continuing operations in the first nine months of 1996 as a result of unusually favorable market conditions enabling higher per barrel margins as well as increased volumes related to the Amerada Hess acquisition.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used in investing activities totaled $4.6 million for the first nine months of 1996 compared to $4.4 million for the same period in 1995. Proceeds from asset sales totaled $0.9 million in 1996 primarily from the sale of surplus transportation equipment. Additions to property, plant, and equipment of $5.4 million during 1996 include $1.6 million for pipeline connections and improvements and $1.9 million for information systems development. The Partnership expects to incur approximately $ 3.1 million in sustaining capital expenditures for the remainder of 1996.

                           EOTT ENERGY PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used in financing activities totaled $14.7 million for the first nine months of 1996 compared to $14.3 million for the same period of 1995. The 1995 amount primarily represents short-term borrowings to fund working capital requirements under a prior credit facility. During the first quarter of 1996, EOTT issued approximately 1.8 million Common Units in exchange for $29.8 million in a private placement with Enron. EOTT also received $24.2 million in exchange for a promissory note issued to Enron. These proceeds, together with other short term borrowings from Enron, were used by EOTT to repay $85 million in bridge financing related in part to the acquisition of pipeline assets at December 29, 1995. See additional discussion under Note 5 to the Condensed Consolidated Financial Statements - Acquisition of Pipeline Assets. On July 16, 1996, Enron and EOTT exchanged the Common Units for Special Units, more fully described in
Note 8.

WORKING CAPITAL AND CREDIT RESOURCES

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

     At December 31, 1995, EOTT was in technical violation of certain negative covenants related to the Enron Facility - including Leverage Ratio, Minimum Working Capital Ratio, and Maximum Fixed Assets - due principally to the operating losses associated with the exiting of the West Coast processing and asphalt marketing business and the short-term bridge financing. At September 30, 1996, EOTT was in violation of the Leverage and Minimum Working Capital Ratios. EOTT received waivers from Enron for each of these periods.

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

OUTLOOK

         Based on current earnings and cash flow projections, the Partnership expects to pay distributions to all Unitholders from Available Cash throughout the remainder of 1996 without distribution support from Enron.

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

                           EOTT ENERGY PARTNERS, L.P.

                           PART II. OTHER INFORMATION



ITEM 1. Legal Proceedings

     See  Part  I.  Item  1,  Note 10 to the  Condensed  Consolidated  Financial
     Statements  entitled  "Litigation  and  Other   Contingencies,"   which  is
     incorporated herein by reference.

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



                                   EOTT ENERGY PARTNERS, L.P.
                                   (A Delaware Limited Partnership)

Date:  November 13, 1996           By:   EOTT ENERGY CORP. as
                                   General Partner


                                   /S/ STEVEN A. APPELT

                                   Steven A. Appelt
                                   Vice President, Chief Financial Officer