Form 10-K
period 1996-12-31
EOTT ENERGY PARTNERS LP
filed 1997-03-26
CIK 917464

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996    Commission File Number:  1-12872

                                       OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     THE SECURITIES EXCHANGE ACT OF 1934

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

              Delaware                                     76-0424520
----------------------------------------             -----------------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

      1330 Post Oak Boulevard
             Suite 2700
           Houston, Texas                                    77056
----------------------------------------             -----------------------
(Address of principal executive offices)                   (Zip Code)

                                 (713) 993-5200
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class           Name of each exchange on which registered
--------------------------------    -----------------------------------------
         Common Units                        York Stock Exchange


            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 14, 1997, was approximately $197,431,400.

================================================================================

                           EOTT ENERGY PARTNERS, L.P.
                               TABLE OF CONTENTS



                                                                             Page
                                                                             ----
                                     PART I

Item 1.   Business                                                            3
Item 2.   Properties                                                         12
Item 3.   Legal Proceedings                                                  12
Item 4.   Submission of Matters to a Vote of Security Holders                13

                                    PART II

Item 5.   Market for Registrants Common Units and Related Security
              Holder Matters                                                 14
Item 6.   Selected Financial Data                                            16
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      17
Item 8.   Financial Statements and Supplementary Data                        24
Item 9.   Disagreements on Accounting and Financial Disclosure               24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 25
Item 11.  Executive Compensation                                             28
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                                 33
Item 13.  Certain Relationships and Related Transactions                     34

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K     35

                                     PART I

ITEM 1. BUSINESS

GENERAL

     EOTT Energy Partners, L.P., a Delaware limited partnership, through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products and related activities. EOTT's principal business segments are its North American crude oil gathering and marketing operations, and its Refined Products marketing business (see Note 17 to the Consolidated Financial Statements for certain financial information by business segment). Unless the context otherwise requires, the terms "EOTT" and the "Partnership" herein refer to EOTT Energy Partners, L.P., its affiliated limited partnerships, and for periods prior to the Partnership's initial public offering in March 1994, EOTT Energy Corp., its wholly-owned subsidiary, EOTT Energy Ltd., and its affiliated company Enron Products Marketing Company (collectively referred to as the "Predecessor").

     EOTT Energy Corp. (the "General Partner"), a Delaware corporation and an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), serves as the sole general partner of the Partnership and its affiliated operating limited partnerships. In addition to its aggregate approximate 2% general partner interest in the Partnership, the General Partner owns an approximate 37% limited partner interest in the Partnership in the form of subordinated units. Enron, through its purchase of EOTT Common and Special Units, more fully described in Note 9 to the Consolidated Financial Statements, holds an approximate 11% interest in the Partnership.

     Through its North American crude oil gathering and marketing operations, which accounted for substantially all of its gross margin during 1996, EOTT purchases crude oil produced from approximately 25,000 leases in 17 states. In addition, EOTT is a major purchaser of lease crude oil in Canada. As an intermediary, EOTT seeks to earn profits by buying crude oil at competitive prices, efficiently transporting and handling the purchased crude oil and marketing the crude oil to refinery customers or other trade partners who can most benefit from the particular crude type. Pipeline systems and EOTT's trucking operations provide the vital link between EOTT's crude oil purchasing and marketing activities. Within the United States, EOTT transports most of the lease crude oil it purchases by means of a fleet of 309 owned or leased trucks, and by pipeline, including approximately 1,727 miles of intrastate and interstate pipeline and gathering systems owned by EOTT as well as common carrier pipeline systems owned by third parties. In addition, EOTT provides transportation and trading services for third party purchasers of crude oil. These pipeline systems and trucking operations cover 17 states: Alabama, Arkansas, California, Colorado, Florida, Kansas, Louisiana, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Dakota, Oklahoma, Texas, Utah and Wyoming.

     EOTT purchases crude oil from many of the largest integrated and independent producers in the United States and Canada. Approximately 91% of EOTT's lease crude oil is purchased from independent oil producers, and approximately 9% is purchased from major integrated oil companies. EOTT markets the crude oil to major integrated oil companies and independent refiners throughout the United States and Canada. In its North American crude oil gathering and marketing operations, EOTT purchased approximately 303,000 barrels per day ("bpd") of lease crude oil during 1996.

     EOTT purchases lease barrels at prevailing market prices. Generally, as EOTT purchases lease barrels, it simultaneously enters into a corresponding sale transaction involving physical deliveries of crude oil to third party users, such as refiners or other trade partners or a sale of futures contracts on the New York Mercantile Exchange ("NYMEX"). This process gives EOTT the opportunity to secure a profit on the transaction at the time of purchase and to effect a substantially balanced position until it makes physical delivery of the crude oil, thereby minimizing or eliminating exposure to price fluctuations occurring after the initial purchase. Following the purchase of a lease barrel, EOTT may effect trades both in the futures and physical markets in order to deliver the crude oil to its highest value location or otherwise to maximize the value of the crude oil controlled by EOTT. Throughout the process, EOTT seeks to maintain a substantially balanced position at all times. However, EOTT has certain basis risks (the risk that price relationships between delivery points, classes of products or delivery periods will change) which cannot be completely hedged. It is EOTT's policy not to acquire and hold crude oil, other petroleum products, futures contracts or other derivative products for the purpose of speculating on price changes.

NORTH AMERICAN CRUDE OIL GATHERING AND MARKETING OPERATIONS

     The marketing of crude oil is complex and requires detailed current knowledge of crude oil sources and outlets and a familiarity with a number of factors including: types of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities and timing and costs (including storage) involved in delivering crude oil to the appropriate customer. EOTT engages in marketing transactions that have the potential to enhance the value of the crude oil EOTT purchases.

     While EOTT engages in several types of purchases, sales and exchanges of crude oil, most transactions entered into by EOTT are at market responsive prices for a term or duration of 90 days or less, and a large number of EOTT's transactions are done on a 30-day evergreen basis. These purchases are automatically renewable on a month-to-month basis until terminated by either party. The purchases are based on posted prices, which change frequently in response to market changes. Conducting business on this basis helps EOTT reduce the risk in its North American crude oil gathering and marketing business.

     The purchase and resale of crude oil is a highly competitive activity with very thin and volatile profit margins. Purchasers of crude oil at the lease compete on the basis of being able to provide competitive prices and highly responsive customer service. EOTT believes its ability to offer quality service to producers is a key factor in maintaining lease purchase volumes and in obtaining new volumes. Quality services include gathering capabilities, the availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes delivered, avoidance of spills, effective management of pipeline deliveries and certain accounting and administrative services. Accounting and administrative services include securing division orders (statements affirming the division of ownership in lease crude purchased by EOTT), providing statements of the oil purchased each month, disbursing production proceeds to interest owners and calculation and payment of severance and production taxes on behalf of interest owners. In order to compete effectively, EOTT must deal with title and division order issues in a professional and timely manner, thereby ensuring the prompt and correct handling or payment of crude oil production proceeds, together with the correct handling or payment of all severance and production taxes associated with such proceeds.

     EOTT's base of producer customers, and the associated volumes of lease crude purchases, are cornerstones of EOTT's strategy. In addition to providing responsive field operations and division order services, EOTT offers price protection products to its producer customers. While major commercial and investment banks offer some of these same price protection products today with pricing at NYMEX-deliverable locations, EOTT has the opportunity and customer base to offer these price risk management products to the producer with pricing options at the lease. From the producer's perspective, these products can provide both simplicity and certainty. EOTT believes that new market products such as risk management and financial products will become increasingly important parts of the industry's service portfolio. In the General Partner's view, these and other services require access to capital as well as sophisticated trading and transactional knowledge that is not as readily available to smaller industry participants.

REFINED PRODUCTS MARKETING

     In its refined products marketing segment, EOTT makes use of third party common carrier pipeline systems for the distribution of refined products (e.g., No. 2 fuel oil, jet fuel and unleaded gasoline) to the ultimate customer. The distribution systems supply the entire East of Rockies and West Coast network from Denver, Colorado to New York City, from Houston, Texas to Chicago, Illinois and from California to Phoenix, Arizona; Portland, Oregon and Seattle, Washington. Supplies of product for this marketing effort are obtained from Gulf Coast, Rocky Mountain, East Coast, West Coast and Mid-Continent refiners. EOTT owns or leases product storage facilities throughout the network primarily in the Northeast, Northwest, Gulf Coast, and Ohio Valley, for use in its refined products marketing segment. Throughout the product distribution system, EOTT utilizes approximately 450,000 barrels of owned products tankage, 250,000 barrels of leased products tankage and an additional 450,000 barrels of product tankage which is obtained via term exchanges to facilitate the marketing of these term and spot barrels.

     All products inventory is hedged on the NYMEX and is sold to customers when the premium on hedged inventory exceeds the replacement cost of the inventory. At times when the prompt premium is not available, EOTT can liquidate its inventory against the hedge in the NYMEX-deliverable locations. EOTT has no predetermined volume objective or commitments regarding how many barrels it will sell.

RISK MANAGEMENT SERVICES / DERIVATIVES

     Sophisticated price risk management strategies, including those involving price hedges using NYMEX futures contracts, are becoming increasingly important in creating and maintaining intermediary margins. Such hedging techniques require significant resources dedicated to the management of futures positions
- a capability that many smaller purchasers do not have. An important support group is EOTT's Risk Management Services group, which coordinates all of EOTT's NYMEX trading activities and other hedging techniques which involve over-the-counter derivative products. The intent of this coordination is to ensure that EOTT's hedging activities are meeting EOTT's objectives. At the same time, this coordination enables EOTT to net positions internally and reduce overall trading volumes and associated commissions. The consolidation of price risk management activities not only allows for more efficient hedging and futures trading, but also provides traders of physical volumes the freedom to focus on their markets.

     In addition to hedging its lease barrel purchases, EOTT provides price risk management products to its energy customer base. EOTT provides these products through a variety of financial instruments including forward contracts involving physical delivery of crude; swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity specified; and other contractual arrangements. EOTT monitors daily all commitments and positions to ensure that all positions are effectively balanced. Based upon management's assessment of the materiality of derivative transactions entered into at December 31, 1996 and internal trading controls which require daily balancing, the General Partner believes that the hedging program is effective and that derivative instruments, exclusive of the hedging program itself, have not had a material impact on EOTT's results of operations; nor does the General Partner anticipate a materially adverse effect on the financial position or results of operations as a result of market fluctuations.

CREDIT

     Credit review and analysis are integral to EOTT's overall business. When EOTT purchases crude oil at the lease, EOTT often makes payment for all or substantially all of the leasehold production to one party (usually the operator of the lease). The operator, in turn, is responsible for the correct payment and distribution of such production proceeds to all parties who own an interest in such funds. In these situations, EOTT must make sure that the operator is creditworthy and able to indemnify and defend EOTT in the event any third party should bring a protest, action or complaint in connection with the ultimate distribution of production proceeds by the operator. In addition, when EOTT markets crude oil or refined petroleum products, EOTT must determine the amount, if any, of the line of credit to be extended to any given customer. Since typical EOTT sales transactions can involve several thousand barrels of crude oil or product, the risk of non-payment and non-performance by customers is a major consideration in EOTT's business. Likewise, EOTT's credit standing is a major consideration for parties with whom EOTT does business. At times, EOTT may furnish and receive letters of credit to and from its business counterparties. The cost of furnishing letters of credit and/or guarantees can be substantial. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Working Capital and Credit Resources."

COMPETITION

     In the various business, marketing and trading activities described above, EOTT is in competition with major oil companies and a larger number of smaller entities. The number and location of EOTT's pipeline systems and trucking facilities give EOTT access to a substantial volume of domestic crude oil production throughout the crude oil producing areas of the United States. EOTT also has considerable flexibility in disposing of the volumes of crude oil that it purchases, without dependence on any single customer or transportation or storage facility. EOTT's principal competitors in the purchase of leasehold crude oil production are Scurlock Permian Oil Corporation, Koch Oil Company and Texaco Trading & Transportation Co., Inc. Competitive factors include price, quality of service, transportation facilities, financial strength, and knowledge of products and markets.

     There are a number of major structural and economic changes impacting all of EOTT's market segments that are driving new customer needs, changing competitor dynamics and, consequently, creating new challenges and opportunities for responsive market participants. The crude oil gathering and marketing business is characterized by thin, volatile margins and intense competition for supplies of lease crude oil. The decline in domestic crude oil production has made competition among gatherers and marketers even more intense.

     Within the past few years, the number of companies involved in the gathering of crude oil in the United States has decreased as a result of business failures and consolidations. Nevertheless, the market continues to be characterized by a large number of participants. Although EOTT is one of the largest independent gatherers and marketers in the United States, management estimates that EOTT accounts for approximately 4% of the volume of lease crude oil gathered in North America and that EOTT and its three principal competitors combined account for approximately one-fifth of the volume of lease crude oil gathered in the United States. EOTT estimates that major oil companies account for approximately 40% to 45% of the total volume of lease crude oil gathered in the United States with the balance accounted for by numerous smaller companies.

     EOTT views itself as a value-added intermediary that seeks to create its profit margin from the services it provides to its customers. These customer services include traditional trading, marketing and transportation activities as well as emerging risk management products. In each of its business segments, EOTT seeks to be a product and service innovator.

RECENT DEVELOPMENTS

     In December 1996, the Partnership sold its Arizona asphalt terminals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Discontinued Operations." Effective February 1, 1997, the Partnership acquired pipelines from CITGO Pipeline Company. See

"Management's Discussion and Analysis of Financial Condition and
Results of Operations - Liquidity and Capital Resources - Acquisition of Pipeline Assets."

ENVIRONMENTAL MATTERS

     EOTT is subject to federal and state laws and regulations relating to the protection of the environment. At the federal level, such laws include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the National Environmental Policy Act, as amended. Compliance with such laws in the future could prove to be costly, and there can be no assurance that EOTT will not incur such costs in material amounts.

     The Clean Air Act controls, among other things, the emission of volatile organic compounds, nitrogen oxides, and all other ozone-producing compounds in order to protect national ambient air quality standards established for ozone and other pollutants. Such emissions may occur from the handling or storage of petroleum or natural gas. The sources of emissions that are subject to control and the types of controls required are a matter of individual state air quality control implementation plans which set forth emission limitations. Both federal and state laws impose substantial penalties for violation of applicable requirements.

     The Clean Water Act, as amended by the Oil Pollution Act of 1990 ("OPA"), controls, among other things, the discharge of oil and other petroleum products into waters of the United States. The Clean Water Act provides penalties for any unauthorized discharges of pollutants (including petroleum products) into waters of the United States and imposes substantial potential liability for the costs of responding to an unauthorized discharge of pollutants, such as an oil spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or other petroleum products in surface waters or into the ground. Federal and state permits for water discharges may be required.

     OPA also imposes a variety of requirements on "responsible parties" for oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term "responsible party" includes the owner or operator of an oil or gas facility that could be the source of an oil spill affecting jurisdictional waters of the United States. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities, all removal costs plus $75 million. A party cannot take advantage of liability limits, however, if the spill is caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If a party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan, and a demonstration of the operator's ability to pay for environmental cleanup and restoration costs likely to be incurred in connection with an oil spill. For onshore facilities that have the ability to affect waters of the United States, OPA requires an operator to demonstrate $10 million in financial responsibility, and for offshore facilities the financial responsibility is $35 million, unless a formal risk assessment indicates that a greater amount is required. The U.S. Minerals Management Service is in the process of adopting regulations that are expected to provide a variety of options for demonstrating financial responsibility under OPA, and the General Partner fully anticipates that EOTT will be able to satisfy these requirements. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal actions.

     EOTT generates wastes, including hazardous wastes, that are subject to the federal Resources Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by EOTT that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" and therefore be subject to more rigorous and costly operating and disposal requirements.

     The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances that have been found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the ordinary course of EOTT's operations, substances may be generated that fall within the definition of "hazardous substances."

     EOTT potentially may have liability under CERCLA and similar state laws at three known sites. In 1991, EOTT took a deed of trust on the Rattlesnake refinery in Wickett, Texas to secure delinquent accounts payable by the owner of the refinery. The refinery had numerous operational problems and ceased operating in 1992. Environmental contamination is known to exist at the refinery, but EOTT cannot estimate the extent of the contamination and the potential costs of remediation. EOTT's management believes that EOTT would not be considered an owner or operator of the refinery and that EOTT does not have any responsibility with respect to the environmental conditions at the Rattlesnake refinery. Nevertheless, the potential liability, if any, of EOTT with respect to this site cannot be predicted at this time.

     In 1987, EOTT purchased a crude oil terminal and transportation facility from Fairway Crude, Inc. This facility is adjacent to the Mid-America Refining Company site in Chanute, Kansas. The Mid-America refinery ceased operations in 1981, and environmental contamination is known to exist at the refinery site. EOTT cannot estimate the extent of contamination or the potential costs of remediation. In 1993, EOTT received a request for information from the EPA that suggests the EPA believes EOTT may be potentially responsible for the costs of remediating some contamination at the Mid-America refinery site. Since EOTT did not purchase its adjacent facility until 1987 and EOTT has been careful to avoid contamination of its property, the General Partner believes that EOTT should not be responsible for remediating environmental conditions at the Mid-America refinery site. Nevertheless, the potential liability, if any, of EOTT with respect to this site cannot be predicted at this time.

     In early 1991, EOTT entered into a crude oil processing agreement with a California refiner pursuant to which EOTT's crude oil was processed into refined petroleum products during 1991 and 1992. On December 31, 1992, EOTT entered into a new, long-term processing agreement that replaced the agreement in effect during 1991 and 1992. This agreement was terminated in September 1995 in connection with the termination of EOTT's West Coast processing and asphalt marketing business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Discontinued Operations." The General Partner has been advised by the refiner that environmental conditions exist in the area of the refinery, including soil and groundwater contamination, that are the subject of ongoing, long-term remediation. Conditions of this nature are frequently associated with petroleum refineries. These conditions existed prior to EOTT's original processing agreement and prior to the acquisition of the refinery by the current owners. The General Partner has been advised that the refiner is implementing groundwater and soil remediation that includes retrieval and treatment of the contaminated groundwater and is preparing a long-term groundwater and soil remedial action plan. The General Partner understands that the refiner is working with the regulatory agencies in effecting this remediation.

     It is possible that EOTT could be named as a defendant in any legal action that might be filed as a consequence of environmental conditions associated with the refinery, although the General Partner believes that valid defenses exist to any claim that may be filed with respect to existing environmental conditions. The General Partner cannot predict the nature or size of future claims that might be filed as a consequence of environmental conditions in the area of the refinery. The likelihood of such a claim against EOTT could be increased if the refiner is unable to complete its environmental cleanup and compliance program. In addition, because land surrounding the refinery is devoted to residential, commercial and industrial uses, there may be increased sensitivity within the local community to environmental issues concerning the operations of the refinery. The General Partner can give no assurances as to how courts or regulatory authorities will, in the future, interpret or apply the liability provisions of applicable law, including federal or state environmental laws and regulations.

     The National Environmental Policy Act ("NEPA") may apply to certain extensions or additions to a pipeline system. Under NEPA, if any project is to be undertaken which would significantly affect the quality of the environment and require a permit or approval from a federal agency, the federal agency may require preparation of a detailed environmental impact study. The issuance by a federal agency of a permit or approval to construct or extend a pipeline system may constitute such a major federal action. The effect of NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction. Similar state laws may also be applicable.

     In addition to the foregoing, EOTT is subject to state environmental laws and regulations that address environmental considerations that may be of particular concern to a state.

     The management of EOTT believes that there are no outstanding potential liabilities or claims relating to safety and environmental matters the resolution of which, individually or in the aggregate, would have a materially adverse effect on EOTT's financial position or results of operations and that EOTT has used reasonably diligent efforts to comply, in all material respects, with all applicable environmental laws and regulations. No assurance can be given, however, as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently anticipated. In the event of future increases in costs, EOTT may be unable to pass on those increases to its customers.

REGULATION

     EOTT is subject to a variety of federal and state regulations relating to its interstate and intrastate pipeline transportation and safety activities, motor carrier activities, and commodities trading business, the most significant of which are discussed below.

Pipeline FERC Regulation

     Interstate Regulation Generally. EOTT's interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC") under the provisions of the Interstate Commerce Act ("ICA"). These operations include the Hobbs pipeline in New Mexico and Texas, the crude oil system in Mississippi and Alabama ("the Mississippi-Alabama Pipeline") and the crude oil systems recently acquired from CITGO Pipeline Company ("CITGO Pipelines"). The ICA requires, among other things, that petroleum pipeline rates be just and reasonable and non-discriminatory. The ICA permits interested parties to challenge proposed new or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon the completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues collected during the pendency of the investigation in excess of those that would have been collected under the prior tariff. In addition, the FERC, upon complaint or on its own motion and after investigation, may order a carrier to change its rate prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

     On August 31, 1994, EOTT filed with the FERC for a rate increase on the Hobbs Pipeline. The new rates went into effect unchallenged on October 1, 1994. Since that time, EOTT has annually amended it tariffs on all of its regulated pipelines as provided by FERC regulations effective July 1, 1995 and July 1, 1996. Although no assurance can be given that the tariffs charged by EOTT will ultimately be upheld if challenged, EOTT believes that the tariffs now in effect for the Hobbs, Mississippi - Alabama and CITGO pipelines are within the maximum rates allowed under the current FERC guidelines.

     Energy Policy Act of 1992 and Subsequent Developments. In October 1992, Congress passed the Energy Policy Act of 1992 which, among other things, required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by issuing several orders, including Order No. 561. Beginning January 1, 1995, Order No. 561 enables petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. A pipeline must as a general rule utilize the indexing methodology to change its rates. The FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances.

     Because of the novelty and uncertainty surrounding the new indexing methodology, the General Partner is unable to predict whether, how, or the extent to which the methodology may apply to EOTT's common carrier pipeline operations, and what effect, if any, it may have on the rates the Partnership charges for service. In addition to the regulatory considerations noted above, it is expected that the Hobbs, Mississippi-Alabama and CITGO pipeline tariff rates will continue to be constrained by competitive and other market factors.

     State Regulation. EOTT's intrastate pipeline transportation activities are subject to various state laws and regulations, as well as orders of regulatory bodies pursuant thereto.

     Petroleum Pipeline Safety Regulation. EOTT's petroleum pipelines are subject to regulation by the Department of Transportation with respect to the design, installation, testing, construction, operation, replacement, and management of pipeline facilities. In addition, EOTT must permit access to and copying of records, and to make certain reports and provide information as required by the Secretary of Transportation. Comparable regulation exists in some states in which EOTT conducts intrastate common carrier or private pipeline operations.

     Pipeline safety issues are currently receiving significant attention in various political and administrative arenas at both the state and federal levels. Significant expenses could be incurred if additional safety requirements are imposed that exceed the current pipeline control system capabilities.

Trucking Regulation

     EOTT operates its fleet of trucks as a private carrier. Additionally, in Louisiana, California and New Mexico, it is engaged in contract carrier hauling of crude oil and natural gas liquids for third parties, and in Oklahoma it hauls salt water and other fluids for others. Although a private carrier that transports property in interstate commerce is not required to obtain operating authority from the Interstate Commerce
Commission, the carrier is subject to certain motor carrier safety regulations issued by the D.O.T. The trucking regulations extend to driver operations, keeping of log books, truck manifest preparations, safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. EOTT is also subject to OSHA with respect to its trucking operations.

     EOTT provides contract carrier service in Louisiana pursuant to a permit issued by the Louisiana Public Service Commission. Louisiana contract carriers are also subject to certain safety regulations related to service and operations.

Commodities Regulation

     EOTT's price risk management operations are subject to constraints imposed under the Commodity Exchange Act (the "CEA"). The futures and options contracts that are traded on the NYMEX are subject to strict regulation by the Commodity Futures Trading Commission (the "CFTC"). Although NYMEX futures contracts include contracts on sweet crude oil, No. 2 heating oil and other refined petroleum products, there are many products that EOTT will purchase and sell for which no futures contracts are available, due in part to the strict regulatory scheme for futures contracts. In addition, the trading volumes and pricing bases of futures contracts on some products are such that the ability to use them to hedge EOTT's price risks may be limited. In offering certain off-exchange derivative products to its customers, such as swaps and over-the-counter options, EOTT will be subject to certain constraints under the CEA and CFTC rules, and there have been legislative proposals for increasingly strict regulation of such products. In the event of such regulation the Partnership may incur additional compliance costs and difficulties, the nature and extent of which cannot be predicted by the General Partner at this time.

Other Regulation

     EOTT markets refined gasoline at the wholesale level in approximately 23 states. EOTT markets both reformulated and conventional gasoline in ozone nonattainment areas during control periods. EOTT is subject to extensive federal and state laws and regulations governing product specifications, transfer documentation, record keeping and sampling. Many of these laws and regulations impose significant financial penalties for non-compliance.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

     The statements in this Annual Report on Form 10-K that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussion under "Business - Environmental Matters," the discussion under "Legal Proceedings," the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook." Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include the Partnership's success in obtaining additional lease barrels, developments relating to possible acquisitions or business combination opportunities, the success of the Partnership's risk management activities and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

ITEM 2.  PROPERTIES

PIPELINE AND TRANSPORTATION ASSETS AND PROPERTIES

     EOTT owned and operated in 1996 1,727 miles of crude oil gathering and transmission pipelines covering eight states (Alabama, Arkansas, California, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas), including 1,106 miles of intrastate and interstate common carrier pipeline systems located in Alabama, Mississippi, Texas and New Mexico. There are approximately 6.7 million barrels of storage capacity associated with these pipelines. EOTT has operated the pipeline systems with regular and continuous maintenance. Inspections and tests have been performed at prescribed intervals in an effort to ensure the integrity of the systems.

     On February 1, 1997, the Partnership acquired over 400 miles of intrastate and interstate common carrier pipelines in Louisiana and Texas from CITGO Pipeline Company. Current shipped volumes associated with these assets amount to approximately 48,000 barrels per day from leases in certain regions of ArkLaTex, West Texas and southern Louisiana. Storage associated with the pipeline systems totals approximately .5 million barrels.

     EOTT operates three common carrier barge facilities in Louisiana, one in Alabama, and one in Texas. Approximately 1.8 million barrels of storage capacity are associated with these barge facilities. For the storage and terminalling of bulk petroleum products, EOTT owns three terminal facilities in Ohio. Approximately 306,000 barrels of storage capacity are associated with these bulk petroleum product facilities.

     In addition to transporting crude oil by pipeline, EOTT transports crude oil through a fleet of 309 owned or leased tractor-trailer trucks, including those units purchased in conjunction with the pipeline acquisition described above. EOTT operates its fleet of trucks as a private carrier. Additionally, in Louisiana and California it is also engaged in contract carrier hauling of crude and natural gas liquids for third parties, and in Oklahoma it hauls salt water and other fluids for others. EOTT services the truck fleet at 13 maintenance shops operated by EOTT in eight states (Louisiana, Oklahoma, New Mexico, California, Kansas, Mississippi, Texas and Wyoming). EOTT owns five of the maintenance shops and leases eight others. The tractor-trailer trucks are also used to transport oil field-related fluids such as frac oil, wash oil, fresh water and brine water. The storage capacity of the approximately 274 owned or leased field tanks associated with the trucking business totals approximately 402,000 barrels.

ITEM 3.  LEGAL PROCEEDINGS

     EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. Although no assurance can be given, the General Partner believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the significant of which are discussed below:

     Wyoming Refining Company Matter. EOTT has a possible loss exposure of approximately $1.47 million as a result of a current dispute between Wyoming Refining Company ("WRC") and the U.S. Minerals Management Service ("MMS"). MMS is claiming that it was underpaid by WRC for certain Montana crude oil which was delivered to WRC over a several-year period prior to 1993. Pursuant to a now-expired crude oil exchange agreement between WRC and EOTT, WRC has indicated that it will expect reimbursement from EOTT for any payment, if any, which WRC ultimately makes to MMS in connection with the MMS claim. The General Partner believes that WRC has valid defenses to the MMS claim and that the Partnership would have valid defenses to any reimbursement claim by WRC.

     State of Texas Royalty Suit. EOTT was served on November 9, 1995 with a petition styled The State of Texas, et al. vs. Amerada Hess Corporation, et al. The matter was filed in District Court in Lee County, Texas and involves several major oil companies as defendants. The plaintiffs are attempting to put together a class action lawsuit alleging that the defendants acted in concert to buy oil owned by members of the plaintiff class in Lee County, Texas, and elsewhere in Texas, at "posted" prices, which the plaintiffs allege were lower than true market prices. There is not sufficient information in the petition to fully quantify the allegations set forth in the petition, but the General Partner believes that any such claims against the Partnership will prove to be without merit.

     McMahon Foundation and J. Tom Poyner vs. Amerada Hess Corporation, et al. (Including EOTT Energy Operating Limited Partnership), Civil Action No. H-96-1155; United States District Court, Southern District of Texas, Houston Division (Federal Anti-Trust Suit). This suit was filed on April 10, 1996 as a class action complaint for violation of the federal antitrust laws. The relevant area is the entire continental United States, except for Alaska, New York, Ohio, Pennsylvania, West Virginia and the Wilmington Field at Long Beach, California. The plaintiffs claim that there is a combination and conspiracy among the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the price paid for the first purchase of lease production oil sold from leases in which the class members own interests. This was allegedly accomplished by agreement of the defendants to routinely pay for first purchases at posted prices rather than competitive market prices and maintain them in a range below competitive market prices through an undisclosed scheme of using posted prices in buy/sell transactions among themselves to create the illusion that posted prices are genuine market prices. The plaintiffs allege violations from October of 1986 forward. No money amounts were claimed, so it is not possible to determine any potential exposure until further discovery has been done. While the petition is vague and discovery has not yet begun, the General Partner believes the Partnership should be without liability in this or related matters.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER
         MATTERS.

     The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.


                                                  Price Range
                                                --------------       Cash
                                                High       Low   Distributions
                                            ---------   -------- -------------
1996
     First Quarter........................  $  19.875   $ 16.375  $   .475
     Second Quarter.......................     19.000     16.125      .475
     Third Quarter........................     20.250     18.250      .475
     Fourth Quarter.......................     22.000     19.750      .475


1995
     First Quarter........................  $  16.875   $ 13.875  $   .425
     Second Quarter.......................     15.250     12.750      .425
     Third Quarter........................     18.500     13.875      .475
     Fourth Quarter.......................     18.250     16.750      .475

     Distributions are shown in the quarter paid to Common Unitholders


     As of January 31, 1997, there were approximately 410 record holders of the Partnership's Common Units and there were an estimated 15,400 beneficial owners of the Common Units held in a street name. There is no established public trading market for the Partnership's Subordinated Units. Generally, the Partnership will distribute 100% of its Available Cash as defined in the Partnership Agreement within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form of which is filed as an exhibit hereto. Distributions of Available Cash to the Subordinated Unitholders will be subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, which will not end earlier than March 31, 1997, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     In connection with the Partnership's initial public offering of Common Units in March 1994, Enron and the Partnership entered into an Ancillary Agreement pursuant to which, among other things, Enron agreed that it would contribute up to $19 million to the Partnership in exchange for Additional Partnership Interests ("APIs") if necessary to support the Partnership's ability to pay the MQD on Common Units with respect to quarters ending on or prior to March 31, 1997. As a result of cash operating losses from the Partnership's West Coast processing and asphalt marketing business during the first and second quarters of 1995, Enron purchased $9.1 million of APIs. At the beginning of the third quarter of 1995, in connection with the decision of the Partnership to exit its West Coast processing and asphalt marketing business, Enron committed to increase its distribution support obligation by $10 million and to extend the support period for one year through March 31, 1998. To implement this arrangement, the Partnership and Enron entered into an Agreement to Increase and Extend Distribution Support, which provided for an amendment to the Ancillary Agreement to increase and extend Enron's support obligation and an amendment to the Partnership Agreement to provide that Available Cash from Operations will be calculated on a cumulative basis beginning with the third quarter of 1995. The purpose and effect of these agreements was to restore the distribution support protection afforded to the Common Unitholders to a level comparable to that afforded to the purchasers of Common Units at the time of the initial public offering.

     The Partnership Agreement provides that, with respect to any calendar quarter, Available Cash in excess of the amount necessary to distribute the MQD on all outstanding Units will be used to redeem outstanding APIs, of which $9.1 million are outstanding at December 31, 1996. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The amendment also contained provisions designed to ensure that any such waiver will have no impact on the determination of whether the Partnership's Available Cash constituting Cash from Operations has been sufficient to cause the Subordination Period to end. The amendment creates an exception to the requirement that the Partnership distribute 100% of Available Cash each quarter. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to permit the Partnership to distribute MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. Enron has made no commitment to furnish similar waivers with respect to quarters subsequent to the fourth quarter of 1996, although under the amendment it has the right to grant such waivers with respect to future periods. The February 1997 amendments to the Partnership Agreement also provided that after the end of the Subordination Period a holder of Subordinated Units may convert such Units into Common Units either in whole or in part from time to time. The amendments also provided that any unconverted Units will be renamed: "Class B Units" after the end of the Subordination Period. Prior to the amendments, the Partnership Agreement provided that the General Partner (whether or not it held the Subordinated Units) would determine when conversion occurred and that conversion would occur on an all or none basis.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)
         (in thousands, except per Unit and operating data)

                                                                                            Nine Months
                                                              Year December 31,                Ended
                                                ----------------------------------------    December 31,
                                                   1996           1995           1994           1994
                                                -----------    -----------    -----------    -----------
                                                                              (Pro forma)
INCOME DATA:
Revenue .....................................   $ 7,469,730    $ 5,088,240    $ 5,260,204    $ 4,027,630
Cost of sales ...............................     7,320,203      4,996,439      5,164,447      3,955,030
                                                -----------    -----------    -----------    -----------
Gross margin ................................       149,527         91,801         95,757         72,600
Operating expenses ..........................       101,945         72,951         70,079         50,076
Depreciation and amortization ...............        15,720         10,512         11,781          8,974
                                                -----------    -----------    -----------    -----------
Operating income (loss) .....................        31,862          8,338         13,897         13,550
Interest and related charges ................        (3,659)        (3,930)        (4,176)        (3,162)
Other income (expense), net .................           606          1,312          5,158          1,331
                                                -----------    -----------    -----------    -----------
Income (loss) from continuing
   operations (2)............................   $    28,809    $     5,720    $    14,879    $    11,719
                                                ===========    ===========    ===========    ===========
Income from continuing
   operations per Unit ......................   $      1.50    $      0.33    $      0.86    $      0.67
                                                ===========    ===========    ===========    ===========

Cash  distributions per Common Unit .........   $      1.90    $      1.80    $      0.88    $      0.88
                                                ===========    ===========    ===========    ===========
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets ................................   $ 1,026,197    $   696,127    $   708,997    $   708,997
Long-term liabilities .......................           931          1,546         12,922         12,922
Equity of parent ............................          --             --             --             --
Partners' capital(5) ........................       106,173         75,819        158,561        158,561
Additional Partnership Interests ............         9,091          9,091           --             --
Capital expenditures(3) .....................         6,723         67,022         15,947         12,358
Cash distributions ..........................        28,831         12,218         15,314         15,314

OPERATING DATA:
North American crude oil:
Gross margin per total barrel ...............   $      0.45    $      0.35    $      0.29    $      0.30
Gross margin per lease barrel ...............   $      1.30    $      0.99    $      0.94    $      0.96
Total gross margin (000) ....................   $   144,802    $    90,775    $    88,013    $    66,510
Total volumes (thousand bpd)(4) .............         875.0          718.5          822.5          803.0
Total lease volumes (thousand bpd) ..........         303.4          250.9          255.7          250.8

                                                Three Months         Year Ended
                                                   Ended             December 31,
                                                  March 31,    -------------------------
                                                   1994            1993        1992 (1)
                                                -----------    -----------   -----------
                                               (Predecessor)         (Predecessor)
INCOME DATA:
Revenue .....................................   $ 1,232,576    $ 5,761,120   $ 7,006,699
Cost of sales ...............................     1,209,419      5,662,025     6,920,835
                                                -----------    -----------   -----------
Gross margin ................................        23,157         99,095        85,864
Operating expenses ..........................        19,853         84,790        86,203
Depreciation and amortization ...............         2,805         11,410        12,832
                                                -----------    -----------   -----------
Operating income (loss) .....................           499          2,895       (13,171)
Interest and related charges ................           (75)          --            (113)
Other income (expense), net .................         3,827          1,190        (3,672)
                                                -----------    -----------    ----------
Income (loss) from
   continuing operations (2) ................   $     4,251    $     4,085   $   (16,956)
                                                ===========    ===========   ===========
Income from continuing
   operations per Unit ......................        N/A            N/A           N/A
                                                ===========    ===========    ==========

Cash  distributions per Common Unit .........        N/A            N/A           N/A
                                                ===========    ===========    ==========
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets ................................         N/A      $   629,341    $  663,598
Long-term liabilities .......................         N/A           10,305        14,967
Equity of parent ............................         N/A          153,659        97,386
Partners' capital(5) ........................         N/A           --             --
Additional Partnership Interests ............          --           --             --
Capital expenditures(3)......................         3,589         20,708         6,901
Cash distributions ..........................         N/A            N/A           N/A

OPERATING DATA:
North American crude oil:
Gross margin per total barrel ...............   $      0.27   $      0.31    $      0.33
Gross margin per lease barrel ...............   $      0.88   $      0.87    $      0.84
Total gross margin (000) ....................   $    21,504   $    92,585    $    86,001
Total volumes (thousand bpd)(4) .............         882.2         830.2          719.8
Total lease volumes (thousand bpd) ..........         270.7         292.3          279.6

(1) Results for 1992 include certain discontinued activities, including EOTT's No. 6 fuel oil business and certain international trading activities and oil field service businesses. These activities accounted for approximately $9 million of operating losses in 1992.
(2) Income (loss) from continuing operations excludes the effect of income taxes.
(3) The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be $5-6 million each year. 1993 includes $11 million for the purchase of pipeline assets in New Mexico and West Texas. 1995 includes $52.6 million for the purchase of crude gathering and pipeline assets in Mississippi and Alabama.
(4) Includes lease volumes and trade volumes. Trade volumes vary depending upon market opportunities.
(5) The decrease in Partners' capital in 1995 is due primarily to the 1995 losses incurred in connection with EOTT's decision to exit its West Coast processing and asphalt marketing business. See additional discussion in
     Note 4 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for the twelve months ended December 31, 1996 and 1995 along with the pro forma results of operations for the twelve months ended December 31, 1994, and the financial condition at December 31, 1996 and 1995 reflect the activities of EOTT Energy Partners, L.P. and its subsidiary partnerships (the "Partnership"). Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated limited partnerships.

RESULTS OF OPERATIONS

    Income from continuing operations was $28.8 million or $1.50 per Unit for 1996 and $5.7 million or $.33 per Unit for 1995, and $14.9 million or $.86 per Unit on a pro forma basis for 1994. EOTT showed net income of $28.8 million for 1996 compared to a net loss of $61.4 million for 1995, which includes losses on discontinued operations of $65.8 million, and pro forma net income of $19.7 million for 1994.

    Selected financial data for EOTT's business segments are summarized below, in millions:


                                              Year Ended December 31,
                                         ---------------------------------
                                            1996        1995       1994
                                         --------    --------    ---------
                                                                (Pro Forma)
Revenues:
     North American Crude Oil ........   $  6,758.7  $  4,704.2  $ 4,887.3
     Refined Products Marketing ......        711.9       385.0      372.9
     Intersegment eliminations .......         (0.9)       (1.0)     --
                                         ----------  ----------  ----------
       Total .........................   $  7,469.7  $  5,088.2  $  5,260.2
                                         ==========  ==========  ==========

Gross margin:
     North American Crude Oil ........   $    144.8  $     90.8  $     88.1
     Refined Products Marketing ......          4.7         1.0         7.7
                                         ----------  ----------  ----------
       Total .........................   $    149.5  $     91.8  $     95.8
                                         ==========  ==========  ==========

Operating Income (Loss):
     North American Crude Oil ........   $     54.6  $     29.3  $     29.1
     Refined Products Marketing ......          1.5        (1.3)        4.9
     Corporate .......................        (24.2)      (19.7)      (20.1)
                                         ----------  ----------  ----------
       Total .........................   $     31.9  $      8.3  $     13.9
                                         ==========  ==========  ==========

     Gross margin is the difference between the sales price of crude oil or other petroleum products and the cost of crude and products purchased, including costs paid to third parties for transportation and handling charges. Both of EOTT's business segments are characterized by large volumes and generally very thin and volatile profit margins on purchase and sale transactions, and the absolute price levels for crude oil and refined products do not necessarily bear a direct relationship to margins per barrel, although such price levels significantly impact revenues and cost of sales. As a result, period-to-period variations in revenues and cost of sales are not meaningful, and therefore are not discussed.

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1995

     North American Crude Oil. Operating income for the North American Crude Oil segment was $54.6 million in 1996 compared to $29.3 million in 1995. Gross margin increased $54.0 million to $144.8 million due primarily to unusually strong crude oil market conditions and higher volumes related to the acquisition of pipeline and related assets in Mississippi and Alabama. (see
Note 5 to the Consolidated Financial Statements). North American crude lease purchases were up 21% from 250,900 barrels per day ("bpd") for 1995 to 303,400 bpd in 1996 due primarily to the acquisition of pipeline and related assets in Mississippi and Alabama. Operating expenses of $90.2 million for 1996 were $28.7 million higher than 1995 due again primarily to higher operating costs associated with the expanded activities in Mississippi, Alabama and California along with higher benefits and other employee related costs.

     Refined Products Marketing. Operating income for Refined Products Marketing was $1.5 million in 1996 compared to a loss of $1.3 million in 1995. Trade volumes were 73,100 bpd in 1996 compared to 47,800 bpd in 1995. Gross margin increased $3.7 million to $4.7 million in 1996 due primarily to the expansion of products trading in states west of the Rockies, primarily California and Oregon. The increase also includes the impact of a non-cash inventory write down totaling $1.9 million at year-end 1995 to reflect current refined product prices. Operating expenses of $3.2 million in 1996 were $.9 million higher than in 1995 due primarily to higher benefit and other employee related costs.

     Corporate and Other. Corporate and other costs of $24.2 million for 1996 were $4.5 million higher compared to 1995 due primarily to higher systems operating costs, benefits, and other employee related costs. Interest and related charges for 1996 were $3.7 million compared to $3.9 million in 1995. The decrease is due primarily to lower interest expense on lower short-term borrowings partially offset by interest expense on the promissory note to Enron of $24.2 million related to the acquisition of assets from Amerada Hess Corporation which included the Mississippi-Alabama pipeline. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency; gains (losses) on the sale of property, plant and equipment; and litigation settlements decreased $.7 million to $.2 million in 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH PRO FORMA TWELVE MONTHS ENDED DECEMBER 31, 1994.

     North American Crude Oil. Operating income of $29.3 million for 1995 was approximately equivalent to 1994. Gross margin of $90.8 million in 1995 improved $2.7 million over 1994 due primarily to the expansion of the U.S. lease crude gathering business principally in California and improved Canadian margins. Gross margin in 1994 also includes $3.0 million related to a contract settlement between EOTT and Enron Corp. Lease purchase volumes declined from an average of 255,700 bpd in 1994 to 250,900 bpd in 1995 due primarily to a move by mid-sized producers in Canada to market their production directly rather than sell through aggregators. Operating expenses of $61.5 million increased from $59.0 million due primarily to the expansion of the North American crude business principally in California.

     Refined Products Marketing. Refined Products Marketing showed an operating loss of $1.3 million in 1995 compared to operating income of $4.9 million in 1994 due primarily to a significant decline in gross margin. Gross margin of $1.0 million for 1995 was $6.7 million lower than in 1994 due in part to a lack of seasonal demand in the Rocky Mountain region and lower margins in the Midcontinent region in the third quarter of 1995. In addition, mild winter conditions in the Northeast and Ohio reduced related distillate demand during the first six months of 1995. A non-cash inventory write down totaling $1.9 million was recorded at year-end 1995 to reflect current refined product prices. While trade volumes of 47,900 bpd were slightly lower than 1994, unit margins were $.06 per barrel compared to $.44 for 1994. The reduction in unit margins includes $.11 per barrel attributable to the inventory write down. Partially offsetting the decline in gross margin was a $.5 million reduction in operating costs due primarily to lower bad debts.

     Corporate and Other. Corporate costs were $19.7 million for 1995 compared to $20.1 million for 1994. The lower costs were primarily attributable to lower incentive compensation. Other income of $.9 million in 1995 consists primarily of $.5 million of gains on the disposal of fixed assets and $.2 million in gains on foreign currency transactions. Other income of $4.7 million in 1994 includes $3.0 million recognized from a bankruptcy proceeding and $1.1 million in income from a lawsuit settlement. Interest and related charges of $3.9 million in 1995 were $.3 million lower than in 1994 due primarily to lower interest rates and lower short-term borrowings.

DISCONTINUED OPERATIONS

      On September 29, 1995, EOTT transferred to Paramount Petroleum Corporation ("PPC") EOTT's West Coast processing and asphalt marketing business (other than its Arizona asphalt terminals and its asphalt marketing business based out of those terminals which are discussed further below). The transfer was made pursuant to an agreement dated August 15, 1995 between EOTT and certain of its affiliates and PPC and certain of its affiliates. The agreement provided for, among other things, the transfer of such business, termination of the existing processing arrangement between EOTT and PPC, the employment by PPC of certain employees of the General Partner of EOTT and the mutual release of claims arising out of the prior business relationships between the parties. The assets of EOTT transferred to PPC included various contracts for the sale (by
EOTT) of asphalt and other products of the type produced pursuant to the previously existing processing arrangement between EOTT and PPC, office furniture and equipment, certain inventory of refined petroleum products, and business information relating to the processing and asphalt marketing business transferred. At the closing, PPC assumed the obligations of EOTT under contracts relating to the business transferred and agreed to indemnify EOTT against any liability arising out of such contracts from and after the closing date. Pursuant to the agreement, EOTT made cash payments to PPC and its lenders upon termination of the processing agreement for processing fees and other items, PPC made cash payments to EOTT to purchase certain inventory, and PPC's lenders released EOTT from any obligations under an $11.9 million letter of credit supplied by EOTT in connection with the processing agreement. The cash paid at the closing by EOTT to PPC, net of payments by PPC, was approximately $13.2 million, and EOTT also paid $10.4 million in respect of PPC's bank debt and related transaction costs in connection with the termination of the processing agreement. The terms of the transaction were determined based on arms-length negotiations between EOTT and its affiliates on the one hand and PPC and its affiliates on the other. The assets were transferred in consideration of the performance by PPC of its obligations at the closing of the August 15, 1995 agreement, including the release of EOTT from any and all further obligations under the processing agreement and other claims. In connection with and as part of the closing, EOTT entered into agreements to supply crude oil to PPC on a secured basis and to furnish refined products marketing services, and PPC agreed to supply asphalt to EOTT for its Arizona asphalt terminals through February 1996. Subsequent to February 1996, EOTT negotiated supply agreements for the Arizona terminals with alternate sources and later sold the Arizona terminals as discussed further below.

      EOTT's decision to exit the West Coast business segment was made primarily due to persistently low crack spreads in 1995 and EOTT's inability to effectively protect itself against potential future losses due to the volatility in the crack spread. The crack spread is the difference between the sales price of refined products and the cost of feedstocks, principally crude oil.

      In August 1995, EOTT's Board of Directors approved a formal plan to dispose of the West Coast business segment. The results of discontinued operations included a charge of $46.8 million, or $2.70 per Unit in the second quarter of 1995. This charge included the repayment of the PPC bank debt at June 30, 1995 ($9.4 million), write-off of leasehold improvements at the refinery ($7.4 million), estimated third quarter operating losses ($6.0 million), additional expenses ($10.0 million) including transaction fees, lease cancellation costs and working capital reserves, and a lump-sum settlement ($14.0 million) related to taxes on the debt repayment and for the assumption of other contractual obligations, none of which was environmentally related. During the second half of 1995, EOTT recorded a $1.0 million benefit which reflects a settlement at an amount less than estimated on the PPC bank obligation assumed by EOTT as part of the agreement with PPC, and an additional charge of $3.8 million associated with the final liquidation of the processing inventories.

      Effective December 1, 1996, the Partnership sold its Arizona asphalt terminals for approximately $3.2 million. The sale of these assets did not have a material impact on the Partnership's results of operations.

      Amounts related to the West Coast Operations discontinued in 1995 are summarized below (in millions):

                                                                          Nine Months Three Months
                                                             Year Ended     Ended        Ended
                                                            December 31, December 31,   March 31,
                                                                1995         1994         1994
                                                            -----------  -----------  -----------
   Revenues...............................................  $     315.8  $     529.5  $     131.6
                                                            ===========  ===========  ===========

   Gross margin...........................................  $      (5.6) $      13.5  $       7.3
                                                            ===========  ===========  ===========

   Income (loss) from discontinued operations.............  $     (16.2) $       0.6  $       4.2
                                                            ===========  ===========  ===========

   Loss on disposal of discontinued operations............  $     (49.6) $       -    $       -
                                                            ===========  ===========  ===========

   Per Unit:
     Income (loss) from discontinued operations...........  $     (0.93) $      0.04
                                                            ===========  ===========
     Loss on disposal of discontinued operations..........  $     (2.86) $       -
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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

      Net cash provided by operating activities totaled $39.3 million in 1996 compared to $32.2 million in 1995. The increase in operating cash flow is due primarily to higher income from continuing operations in 1996 as well as a result of unusually favorable market conditions enabling higher per barrel margins as well as increased volumes related to the Amerada Hess acquisition.

Cash Flows From Investing Activities

      Net cash used in investing activities totaled $7.8 million in 1996 compared to $61.0 million in 1995. Additions to property, plant, and equipment (capital expenditures), totaled $6.7 million during 1996 compared to $63.8 million in 1995. Capital expenditures during 1996 primarily include $2.0 million for pipeline connections and improvements, and $2.1 million for information systems development. Capital expenditures during 1995 primarily include $52.6 million for the pipeline acquisition discussed in Note 5.

      The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be approximately $5-$6 million each year. The level of capital expenditures by the Partnership will vary depending upon prevailing energy markets, general economic conditions and the current regulatory environment.

      The Partnership generally expects to fund sustaining capital expenditures from operating cash flow and expansion or developmental capital expenditures from other sources. The Partnership may also issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

Cash Flows From Financing Activities

     Net cash used in financing activities totaled $28.5 million in 1996 compared to net cash provided in 1995 of $29.1. During the first quarter of 1996, EOTT issued approximately 1.8 million Common Units in exchange for

$29.8 million in a private placement with Enron. EOTT also received $24.2 million for a promissory note issued to Enron. These proceeds, together with other short-term borrowings from Enron, were used by EOTT to repay $85 million in bridge financing related in part to the acquisition of pipeline assets at December 29, 1995. See additional discussion under Note 5 to the Consolidated Financial Statements - Acquisition of Pipeline Assets. On July 16, 1996, Enron and EOTT exchanged the Common Units for Special Units, more fully described in
Note 9.

     Cash distributions paid to Unitholders were $28.8 million and $12.2 million for 1996 and 1995, respectively. In 1995, the Partnership issued Additional Partnership Interests ("APIs") to Enron in exchange for $9.1 million in support of the distributions to the General Partner and Common Unitholders paid during the second and third quarters of 1995. On January 21, 1997, the Partnership declared its regular quarterly cash distribution of $.475 per Unit with respect to fourth quarter 1996. The total distribution of approximately $9.1 million was paid on February 14, 1997 to the General Partner and all other Unitholders of record as of the close of business on January 31, 1997 from the Partnership's Available Cash. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, but Enron waived its right to receive such excess amount in redemption of APIs. See Part II, Item 5, "Market for Registrant's Common Units and Related Security Holder Matters."

Acquisition of Pipeline Assets

     On February 1, 1997, the Partnership acquired over 400 miles of intrastate and interstate common carrier pipelines in Louisiana and Texas from CITGO Pipeline Company. Current shipped volumes associated with these assets amount to approximately 48,000 barrels per day from leases in certain regions of ArkLaTex, West Texas and southern Louisiana. Storage associated with the pipeline systems totals approximately .5 million barrels. The purchase price was approximately $12 million and was financed with short-term borrowings from Enron.

Working Capital and Credit Resources

      On June 30, 1995, Enron Corp. agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility was $450 million and the facility, as amended February 19, 1996, had a maturity of March 31, 1997. On December 19, 1996, with an effective date of September 15, 1996, Enron increased the total amount of availability to $600 million. As amended, the agreement contains sublimits on the availability of the Enron Facility of $75 million for working capital loans and $200 million for letters of credit. A fee of .375% per annum is charged on the stated amount of outstanding letters of credit. Interest on outstanding loans is charged at the London Interbank Offering Rate ("LIBOR") plus .25% per annum. This agreement was amended to mature March 31, 1998 on February 25, 1997.

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

      At December 31, 1996, EOTT had an additional $24.2 million of short-term borrowings outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing was initially provided at a rate of LIBOR plus 1% per annum until March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996. On February 25, 1997, with an effective date of February 11, 1997, this note was extended in maturity to March 31, 1998 from its original March 31, 1997 maturity date and the amount available was increased to $39.3 million.

      The Enron Facility and Term Loan are secured by a first priority lien on and security interest in all receivables and inventory of the Partnership. The borrowing base is the sum of cash and cash equivalents, specified percentages of eligible receivables, inventory, and products contracted for or delivered but not billed. The Enron Facility and Term Loan are non-recourse to the General Partner and the General Partner's assets. The Partnership is restricted from entering into additional financing arrangements without the prior approval of Enron.

      At December 31, 1995, EOTT had $116.2 million in letters of credit and $2.2 million in loans outstanding under the Enron Facility at an average annual interest rate of approximately 6.2%. The actual interest rate may vary based on the length of the borrowings. In addition, guarantees outstanding totaled $300.7 million of which $230.5 million were utilized.

      At December 31, 1996, EOTT had $180.1 million in letters of credit and $38.5 million in loans outstanding under the Enron Facility at an average annual interest rate of approximately 5.8%. The amount outstanding under the Term Loan at December 31, 1996 was $24.2 million with an average annual interest rate of 6.5%. The actual interest rate may vary based on the length of the borrowings. In addition, guarantees outstanding totaled $425.7 million of which $334.3 million were utilized.

      At December 31, 1996, EOTT was in technical violation of the negative covenant relating to the Leverage Ratio in the Enron Facility and Term Loan due principally to increased volumes of business and increases in the price of crude. EOTT received a waiver for this violation from Enron.

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

      The Partnership's ability to obtain letters of credit to support its purchases of crude oil or refined petroleum products is fundamental to the Partnership's gathering and marketing activities. Additionally, EOTT has a significant need for working capital due to the large dollar volume of trading and marketing transactions in which it engages. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash as defined in the Partnership Agreement and amendments thereto.

      Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form which is filed as an exhibit to this Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period which will not end earlier than March 31, 1997, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

      MQD is $0.425 per unit with respect to each quarter ending on or before March 31, 1995, and $0.475 per unit with respect to each quarter thereafter. Enron has committed to provide total cash distribution support, with respect to quarters ending on or before March 31, 1998, in an amount up to an aggregate of $29 million in exchange for additional partnership interests ("APIs"). As a result of the losses from discontinued operations EOTT did not have sufficient Available Cash to make the 1995 first or second quarter MQD. Accordingly, first and second quarter Common Unit and General Partner distributions totaling $4.3 million and $4.8 million, respectively, were made from the Enron cash support commitment. The APIs purchased by Enron are not entitled to cash distributions or voting rights. The APIs are required to be redeemed if and to the extent that Available Cash for any quarter exceeds an amount necessary to distribute the MQD on all Common and Subordinated Units and to eliminate arrearages, if any, in the MQD on Common Units for prior periods. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled to and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. The February 1997 amendments to the Partnership Agreement also provided that after the end of the Subordination Period a holder of Subordinated Units may convert such Units into Common Units either in whole or in part from time to time. The amendments also provided that any unconverted Units will be renamed: "Class B Units" after the end of the Subordination Period. Prior to the amendments, the Partnership Agreement provided that the General Partner (whether or not it held the Subordinated Units) would determine when conversion occurred and that conversion would occur on an all or none basis. See Part II, Item 5, "Market for Registrant's Common Units and Related Security Holder Matters."

     In addition, the Partnership Agreement authorizes EOTT to cause the Partnership to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

Summarized Financial Information of the General Partner

      EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp., serves as the General Partner of the Partnership. Summary financial information for 1996 and 1995 is shown below, in thousands:

                                                          Year Ended December 31,
                                                          1996              1995
                                                       -----------       -----------

Balance Sheet Data (at end of period)
     Total assets ...................................  $    50,413       $    38,517
     Total liabilities...............................  $        97       $     1,403
     Shareholder's equity............................  $    50,316       $    37,114

Income Statement Data:
     Net income (loss)...............................  $     5,524       $   (16,029)

      Enron is a publicly traded company listed on the New York Stock Exchange. Financial information about Enron can be obtained from its filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

OUTLOOK

      Management expects onshore North American crude oil production to continue to decline at 3% to 5% annually. EOTT plans to aggressively pursue strategies that management anticipates would result in increased market share of domestic lease barrel production. By offering an attractive combination of integrated producer support such as field level service and division order/financing services, EOTT expects to increase its producer base by maintaining its reputation for high-quality, responsive customer service. By leveraging and enhancing its multi-region presence, EOTT expects to increase marketing and trading opportunities both domestically and in Canada.

      EOTT engages and will continue to engage in derivative transactions principally for the purpose of hedging or increasing the Partnership's physical business. Based on EOTT's internal trading controls, which require daily balancing, management believes that the hedging program is effective and that derivative instruments have not had a material impact on the Partnership's results of operations except for the effect which might have occurred if the Partnership had not hedged its physical lease purchases with derivative instruments as it has historically done.

      EOTT will continue to pursue attractive acquisition or business combination opportunities to increase its scale of business, add cash flow, and reduce earnings volatility. Acquisitions that result in increased lease purchase volumes should help to enhance EOTT's marketing and trading opportunities. EOTT management is committed to continue improving internal business processes in all operational, marketing, and administrative areas and thereby achieve improvements in productivity.

      Total capitalization at December 31, 1996 was $115.3 million consisting of $106.2 million of Partners' Capital and $9.1 million of APIs. Management expects the Partnership to be able to pay all interest costs related to short-term borrowings out of cash flow from continuing operations.

      Based on current earnings and cash flow projections, the Partnership intends to pay full distributions to all Unitholders during 1997 without distribution support from Enron.

Information Regarding Forward-Looking Information

         The statements in this Annual Report on Form 10-K that are not historical information are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include the Partnership's success in obtaining additional lease barrels, developments relating to possible acquisitions or business combination opportunities, and the success of the Partnership's risk management activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The General Partner provides such services and is reimbursed for substantially all of its direct and indirect costs and expenses including compensation and benefit costs.

     The Board of Directors of the General Partner has established a committee (the "Audit Committee") consisting of three individuals who are neither officers nor employees of the General Partner or any affiliate of the General Partner. The committee has the authority to review, at the request of General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the committee has the authority and responsibility for selecting the Partnership's independent public accountants, reviewing the Partnership's annual audit and resolving accounting policy questions.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     Set forth below is certain information concerning the directors and executive officers of the General Partner. All directors of the General Partner are elected annually by and may be removed by Enron Liquids Holding Corp., a wholly-owned subsidiary of Enron Corp., as the sole shareholder of the General Partner. All executive officers serve at the discretion of the Board of Directors of the General Partner.

                                              Years Employed
                                              by Enron or its
              Name                     Age   its Subsidiaries                   Position
              ----                     ---   ----------------                   --------

Edward O. Gaylord. ................... 65                         Director and Chairman of the Board
Philip J. Hawk ....................... 43            4            Director, Chief Executive Officer and
                                                                       President
Robert A. Belfer ..................... 61                         Director
John H. Duncan ....................... 68                         Director
Dee S. Osborne ....................... 66                         Director
Daniel P. Whitty ..................... 65                         Director
Kenneth L. Lay ....................... 54           18            Director
Thomas E. White, Jr................... 53            6            Director
Steven A. Appelt...................... 37            1            Vice President and Chief Financial Officer
Mary Ellen Coombe .................... 46           16            Vice President, Human Resources and
                                                                  Administration
Stephen W. Duffy ..................... 43            8            Vice President and General Counsel
Douglas P. Huth ...................... 50            5            Vice President, Operations
Gary W. Luce.......................... 37            3            Senior Vice President, Commercial


     Edward O. Gaylord has served as a member of the Board of Directors since January 1993. Mr. Gaylord was elected Chairman of the Board of EOTT Energy Corp. in February 1993. He was elected in December 1995 as a member of the Audit Committee. Prior to joining EOTT Energy Corp., Mr. Gaylord owned and managed Gaylord & Company, a private venture capital firm, and he has owned interests in and managed various trucking, storage and manufacturing entities in his career of more than 30 years. Mr. Gaylord serves on the Board of Directors of Imperial Holly Corporation, Seneca Foods Corporation, Stant Corp., a manufacturer of automobile parts, Federal Reserve Bank of Dallas - Houston Branch, and the General Partner of Kinder Morgan Energy Partners, L.P.

     Philip J. Hawk serves as President and became Chief Executive Officer in December 1994, of EOTT Energy Corp. and was elected to the Board of Directors in October 1993. Mr. Hawk joined EOTT Energy Corp. in January 1993 as Executive Vice President of Marketing. Prior to joining EOTT Energy Corp., Mr. Hawk served as Chief Operating Officer of Goodman Manufacturing Co., L.P. Mr. Hawk was previously associated with McKinsey and Company for 14 years where he became a partner. Mr. Hawk is also a director of Highlands Insurance Group.

     Robert A. Belfer was elected to the EOTT Energy Corp. Board of Directors in January 1993 and appointed to the Compensation Committee in February 1993. Mr. Belfer's principal occupation is Chairman, President, and CEO of Belco Oil & Gas Corp., a company formed in 1992. Prior to that time, his principal occupation was diversified investments. Prior to his resignation in April 1986 from Belco Petroleum Corporation ("BPC"), a wholly-owned subsidiary of Enron, Mr. Belfer was President and then Chairman of BPC. Mr. Belfer is also a director of Enron Corp. and NAC Re Corporation.

     John H. Duncan was elected to the EOTT Energy Corp. Board of Directors in January 1993 and appointed to the Compensation Committee in February 1993. Since 1990, Mr. Duncan's principal occupation has been investments. Mr. Duncan is also a director of Enron Corp. and Texas Commerce Bank National Association.

     Dee S. Osborne was elected to the EOTT Energy Corp. Board of Directors and appointed to the Audit Committee and Compensation Committee in February 1993. Mr. Osborne serves as Co Chairman and President of Finial Investment Corporation, Chairman of Digital and Wireless Communications, L.L.C. and Vice Chairman of Jacintoport Terminal Company. He is a director of Seagull Energy Corporation, Uniteg Investment Company, and Bogan Aerotech, Inc.

     Daniel P. Whitty was elected to the EOTT Energy Corp. Board of Directors in January 1993 and appointed to the Audit Committee and the Compensation Committee in February 1993. Mr. Whitty is an independent financial consultant and serves as the Chairman of the Audit Committee of Northern Border Partners, L.P. He also serves as a director of Enron Equity Corp., Methodist Retirement Communities, Inc. and a Trustee of the Methodist Retirement Trust. Mr. Whitty served 35 years with Arthur Andersen & Co. and was elected to its worldwide partnership in 1962.

     Kenneth L. Lay was elected to the EOTT Energy Corp. Board of Directors in January 1993 and for over five years has served as Chairman of the Board and Chief Executive Officer of Enron Corp. Mr. Lay is also a director of Enron Corp., Trust Company of the West, Eli Lilly and Company, Compaq Computer Corporation and Enron Oil & Gas Company.

     Thomas E. White, Jr. was elected to the EOTT Energy Corp. Board of Directors in February 1997. Mr. White is Chairman of the Board and Chief Executive Officer of Enron Ventures Corp. From 1993 to 1997, Mr. White served as Chairman of the Board and Chief Executive Officer of Enron Operations Corp. He served as Chairman of the Board and Chief Executive Officer of Enron Power Corp. from 1991 to 1993. Prior to joining Enron, Mr. White retired as a Brigadier General from the United States Army. Mr. White was elected to the EOTT Energy Corp. Board of Directors following the December 31, 1996 resignation of Richard D. Kinder.

     Steven A. Appelt has served as Vice President and Chief Financial Officer since February 1996. Mr. Appelt served as Controller of Phibro Energy USA, Inc. from January 1992 prior to joining EOTT Energy Corp. Mr. Appelt served in various financial and accounting positions in his ten years with Phibro Energy.

     Mary Ellen Coombe has served as Vice President, Human Resources and Administration since December 1992. She served as Senior Vice President, Human Resources and Administration for Enron Liquid Fuels (including EOTT Energy Corp.) from January 1992 until December 1992. From September 1987 to December 1991, she served as Vice President, Human Resources and Administration for Enron Liquid Fuels.

     Stephen W. Duffy has served as Vice President and General Counsel since December 1992. He served as Assistant General Counsel for EOTT Energy Corp. since December 1990 and as Senior Counsel from October 1988 to December 1990.

     Douglas P. Huth has served as Vice President, Operations of EOTT Energy Corp. since December 1992. From July 1992 to December 1992, Mr. Huth served as Senior Vice President and General Manager of Enron Gas Processing Company's Western/Bushton Business Development and Operations Region. From January 1992 to July 1992, he served as Vice President and General Manager of Enron Americas, Inc. with manufacturing and propane companies in Venezuela, Puerto Rico and Jamaica. From August 1991 to January 1992, he served as Director of Operations, Enron Americas, Inc. Prior to joining Enron, he served in the United States Navy for 23 years.

     Gary W. Luce has served as Senior Vice President, Commercial of EOTT Energy Corp. since February 1996. Mr. Luce joined EOTT Energy Corp. as Vice President, Strategic Planning and Trading Controls in December 1993. Before joining EOTT Energy Corp., he served as Senior Manager with McKinsey and Company, Inc. where he worked five years in performing planning and analysis on projects involving petroleum refining and petrochemical industries.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the General Partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the General Partner believes that during 1996, its reporting persons complied with all applicable filing requirements in a timely manner except that Enron Corp. filed a Form 3 one day after it was due.

     Officers of EOTT Energy Corp. will not receive any additional compensation for serving EOTT Energy Corp. as members of the Board of Directors or any of its committees. Each director who is not an employee of EOTT Energy Corp. or Enron Corp. will receive an annual fee of $15,000 for serving as a director. In addition, non-employee directors will be paid a fee of $1,000 for each director's meeting attended and $1,000 for each committee meeting attended. The Chairman of the Board receives an additional annual fee of $5,000 for serving as Chairman in addition to the other fees described in this paragraph.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes certain information regarding compensation paid or accrued by EOTT during each of the last three fiscal years to the Chief Executive Officer and each of EOTT's four other most highly compensated executive officers (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation           Long-Term Compensation
                                             -------------------           ----------------------

                                                                                                 Securities
                                                               Other Annual     Restricted       Underlying       All Other
                                         Salary        Bonus   Compensation    Stock Awards     Options/SARs     Compensation
Name and Principal Position      Year      ($)          ($)       ($) (1)          ($) (2)       (#'s) (3 )          ($) (4)
---------------------------      -------------------------------------------------------------------------------------------

Philip J. Hawk                   1996     300,000      315,000          -            -                -               1,102
Chief Executive Officer          1995     300,000        -              -            -                -                 793
and President                    1994     300,000       40,000          -           12,563         401,670           31,572

Gary W. Luce                     1996     180,250      250,000          -            -              40,000              992
Sr. Vice President, Commercial   1995     141,000        -              -            -                -                 714
                                 1994     134,168       30,000          -            -              60,000           17,886

Steven A. Appelt (5)             1996     145,038      160,000          -            -              60,000              -
Vice President and Chief
Financial Officer

Douglas P. Huth                  1996     145,008      145,000          -                             -               1,065
Vice President, Operations       1995     145,000        -              -            -                -                 767
                                 1994     140,333       20,000          -            -              60,000           27,702


Mary Ellen Coombe                1996     140,000      146,000          -            -                -               1,029
Vice President, Human Resources  1995     140,002        -              -            -                -                 741
and Administration               1994     139,167       15,000          -            -              60,000           28,964


   (1) No Named Officer had "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.

   (2) Enron Corp. restricted stock was awarded to Mr. Hawk on February 7, 1994, and became 50% vested on August 7, 1994, and 50% vested on February 7, 1995. Dividend equivalents accrued from date of grant and were paid upon vesting. The Named Officers had no unreleased restricted stock holdings as of December 31, 1996.

   (3) Includes 1,670 options for Enron Corp. Stock which was granted to Mr. Hawk on December 30, 1994 and became 20% vested on June 30, 1995 and 20% vested on June 30, 1996. Subsequent 20% vesting occurs on each June 30, until 1999.

   (4) The amounts shown include the value as of year-end 1994, 1995, and 1996 of Enron Common Stock allocated during those years to employees' savings and special subaccounts under Enron's Employee Stock Ownership Plan ("E.S.O.P"). Included in 1994 is a special allocation made in February, 1994 to employees' savings subaccounts under Enron's E.S.O.P. in lieu of a merit increase in 1994 and a special allocation made in December, 1994 to a special allocation subaccount. Included in 1995 and 1996, is a special allocation made in December of 1995 and 1996, to a special allocation subaccount under the E.S.O.P.

   (5)  Mr. Appelt  was hired February 26, 1996.

STOCK OPTION GRANTS DURING 1996

         The following table sets forth information with respect to grants of options pursuant to EOTT Energy Corp.'s Unit Option Plan to the Named Officers reflected in the Summary Compensation Table and all employee optionees as a group. No stock options were granted during 1996 under Enron's 1994 Stock Plan. No SAR units were granted during 1996, and none are outstanding.

                                                INDIVIDUAL GRANTS
                                 ----------------------------------------------       POTENTIAL REALIZABLE VALUE AT
                                           % OF TOTAL                                    ASSUMED ANNUAL RATES OF
                                 OPTIONS/  OPTIONS/SARS   EXERCISE                       STOCK PRICE APPRECIATION
                                   SARS     GRANTED TO     OR BASE                          FOR OPTION TERM(4)
                                 GRANTED  EMPLOYEES IN      PRICE    EXPIRATION   -------------------------------------
NAME                             (1)(2)    FISCAL YEAR      ($/SH)     DATE        0%(3)       5%               10%
----                            -------   ------------    ---------  ----------   -------  -----------      -----------
Philip J. Hawk    EOTT                -        -                   -          -    $   -   $         -      $         -
                  Enron Corp.         -        -                   -          -    $   -   $         -      $         -

Gary W. Luce      EOTT           40,000       40%          $ 15.0000     5/6/06    $   -   $   377,337      $   956,245
                  Enron Corp.         -        -                   -          -    $   -   $         -      $         -

Steven A. Appelt  EOTT           60,000       60%          $ 15.0000     5/6/06    $   -   $   566,005      $ 1,434,368
                  Enron Corp.         -        -                   -          -    $   -   $         -      $         -

Douglas P. Huth   EOTT                -        -                   -          -    $   -   $         -      $         -
                  Enron Corp.         -        -                   -          -    $   -   $         -      $         -

Mary Ellen Coombe EOTT                -        -                   -          -    $   -   $         -      $         -
                  Enron Corp.         -        -                   -          -    $   -   $         -      $         -

All Employee and              1,155,000      100%          $ 15.0000     Varies    $   -   $   943,342(5)   $ 2,390,614(5)
   Director Optionees

All Unit Holders              1,155,000      100%          $ 15.0000     Varies    $   -   $10,895,599(5)   $27,611,588(5)

Optionee Gain as % of             N/A         N/A              N/A        N/A      $   -        8.7%             8.7%
   all Unit Holders Gain

--------------
   (1) If a "change of control" (as defined in the 1994 Plan) occurs before the options become exercisable and are exercised, the vesting described below will be accelerated and all such outstanding options shall be surrendered and the optionee shall receive a cash payment by EOTT Energy Corp. in an amount equal to the value of the surrendered options (as defined in the 1994 Plan).

   (2) Represents unit option grants under EOTT Energy Corp.'s Unit Option Plan. Grants are ten year grants and become 20% vested on the anniversary date of grant with an additional 20% vested on the anniversary of the date of grant until May 6, 2001.

   (3) An appreciation in stock price, which will benefit all stockholders, is required for optionees to receive any gain. A stock price appreciation of zero percent would render the option without value to the optionees.

   (4) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming the Subordinated Unit option converts to a Common Unit option and the market price of a Common Unit appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC. The dollar amounts shown are not intended to forecast possible future appreciation, if any, of the price of Common Units.

   (5) Appreciation for all unitholders is calculated using an assumed ten-year option term, the weighted average exercise price for All Employee and Director Optionees ($15.00) and the number of options outstanding on December 31, 1996 (1,155,000).

AGGREGATED OPTIONS/SAR EXERCISES DURING 1996 AND OPTION/SAR
     VALUES AT DECEMBER 31, 1996

     The following table sets forth information with respect to the Named Officers concerning the exercise of options under EOTT Energy and Enron's option plans during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

                                                                                        Value of Unexercised
                                                                                            In-the-Money
                                                             Number of Unexercised         Options/SARs at
                              Shares                            Options/SARs at           December 31, 1996
                             Acquired         Value            December 31, 1996             ($) (1)(2)
                                on          Realized      -----------------------------  ------------------------
       Name                  Exercise          ($)        Exercisable     Unexercisable  Exercisable    Unexercisable
-----------------            ---------    -----------     ------------    -------------  -----------    -------------

P. Hawk           EOTT             -      $       -               -          400,000     $       -      $ 2,750,000
                  Enron  Corp.     -              -             668            1,002        8,434            12,650
                                                                                                        -----------
                  Subtotal         -              -               _                -             -      $ 2,762,650

G. Luce           EOTT             -      $       -               -          100,000      $      -      $   687,500
                  Enron  Corp.     -              -               -                -             -                -
                                                                                                        -----------
                  Subtotal         -              -               -                -             -      $   687,500


S. Appelt         EOTT             -      $       -               -           60,000      $      -      $   412,500
                  Enron  Corp.     -              -               -                -             -                -
                                                                                                        -----------
                  Subtotal         -              -               -                -             -      $   412,500


D. Huth           EOTT             -      $       -               -           60,000      $      -      $   412,500
                  Enron  Corp.     -              -           5,000                -       124,063                -
                                                                                                        -----------
                  Subtotal         -              -               -                -             -      $   412,500


M.E. Coombe       EOTT             -      $       -               -           60,000      $      -      $   412,500
                  Enron  Corp.     -              -          19,600                -       563,200                -
                                                                                                        -----------
                  Subtotal         -              -               -                -             -      $   412,500




(1) The dollar value in this column for Enron options was calculated by determining the difference between the fair market value underlying the option and the exercise value at the end of the fiscal year. The value of Enron Corp. shares at year end 1996 was $43.125.

(2) The dollar value in this column for EOTT options was calculated by assuming the Subordinate Unit option converts to a Common Unit option and determining the difference between the fair market value of the Common Units and the strike price of the option at the end of the fiscal year. The value of EOTT Energy Common Units at year end 1996 was $21.875 and the subordinated unit strike price is $15.00.

ENRON BENEFIT AND COMPENSATION PLANS

     EOTT Energy Corp. employees continue benefit accrual under the Enron Corp. Retirement Plan. EOTT Energy Corp. employees continue to be eligible for participation in the Enron Corp. Savings Plan.

RETIREMENT PLANS AND SUPPLEMENTAL BENEFIT PLANS

     Enron maintains the Enron Corp. Retirement Plan ("the Retirement Plan") which is a noncontributory defined benefit plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Retirement Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Retirement Plan changing the Plan's name to the Enron Corp. Cash Balance Plan (the "Cash Balance Plan"). In connection with a change to the retirement benefit formula all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995, was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay beginning January 1, 1996. Under the Cash Balance Plan, each employee's accrued benefit will be credited with interest based on 10-year Treasury Bond yields.

     Enron also maintains a noncontributory employee stock ownership plan
(ESOP) which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan.

     Directors who are not employees are not eligible to participate in the Cash Balance Plan.

     In addition, Enron has a Supplemental Retirement Plan that is designed to assure payments to certain employees of that retirement income that would be provided under the Cash Balance Plan except for the dollar limitation on accrued benefits imposed by the Internal Revenue Code of 1986, as amended.

     The following table sets forth the estimated annual benefits payable under normal retirement at age 65, assuming current remuneration levels without any salary projection, and participation until normal retirement at age 65, with respect to the Named Officers under the provisions of the foregoing retirement plans:

                                                     Estimated            Current
                                 Current Credited  Credited Years       Compensation     Estimated Annual
                                     Years of       of Service at          Covered        Benefit Payable
                                    of Service        at Age 65           by Plans        Upon Retirement
                                    -----------    -------------       -------------      ---------------

P. Hawk  ...........................    3.9             25.9           $     300,000      $      105,080
G. Luce.............................    3.1             31.1           $     180,250      $       95,941
S. Appelt...........................    0.8             28.2           $     145,038      $       76,449
D. Huth.............................    5.4             19.4           $     145,008      $       33,274
M.E. Coombe.........................   16.3             35.2           $     140,000      $       70,015

---------
         Note: The estimated annual benefits payable are based on the straight life annuity form without adjustment for any offset applicable to a participant's retirement subaccount in Enron's Employee Stock Ownership Plan.

EOTT ENERGY CORP. SEVERANCE PLAN

     The EOTT Energy Corp. Severance Pay Plan as amended provides for the payment of benefits to employees who are terminated for failing to meet performance objectives or standards, or who are terminated due to reorganization or economic factors. The amount of benefits payable for performance related terminations is based on length of service and may not exceed six weeks' pay in the event such employee signs a Waiver and Release of Claims Agreement. For those terminated as the result of reorganization or economic circumstances, the benefit is based on length of service with one week's pay per year of service up to an amount of a maximum payment of 26 weeks of base pay. If the employee signs a Waiver and Release of Claims Agreement, the severance pay benefits are doubled. The plan provides a grandfather provision for those employees whose employment date is prior to January 1, 1993. This provision provides a severance benefit equal to two weeks of base pay multiplied by the number of full or partial years of service, plus two weeks of base pay for each $10,000 (or portion of $10,000) included in the employee's annual base pay, provided the employee signs a Waiver and Release of Claims Agreement. In the event of an unapproved change of control of the Company, any employee who is involuntarily terminated within two years following the change of control will be eligible for severance benefits equal to two weeks of base pay multiplied by the number of full or partial years of service, plus two weeks of base pay for each $10,000 (or portion of $10,000) included in the employee's annual base pay. Under no circumstances will the total severance pay benefit exceed 52 weeks of pay.

EMPLOYMENT AGREEMENTS

     Mr. Hawk, Mr. Huth, Mr. Luce, and Ms. Coombe entered into employment agreements effective March 18, 1994. The agreements have terms of three years and include the following provisions: (i) an annual base salary, (ii) eligibility to participate in the Unit Option Plan, (iii) confidential information and noncompete provisions and (iv) an involuntary termination provision pursuant to which the executive officer will receive severance pay equal to up to two years base salary or the remaining term of the contract, whichever is greater. An involuntary termination includes (a) termination without cause, (b) a termination within 90 days after the happening of one of the following events without the approval of the executive officer: (x) a substantial and/or material reduction in the nature or scope of the executive officer's duties and/or responsibilities, which results in the executive officer no longer having an officer status and results in an overall material and substantial reduction from the duties and stature of the officer position he presently holds, which reduction remains in place and uncorrected for 30 days following written notice of such breach to the General Partner by the executive officer, (y) a reduction in the executive officer's base pay or an exclusion from a benefit plan or program (except the executive officer may be subject to exclusion from a benefit plan or program as part of a general cutback for all employees or officers) or (z) a change in the location for the primary performance of the executive officer's services under the agreement to a city which is more than 100 miles away from such location and (c) a termination by the executive officer within one year after a change of control of the General Partner if one of the events described in (b) has occurred. Upon expiration or termination of the agreement, the confidential information and noncompete provisions will continue for one year. Mr. Hawk's contract provides for a minimum base salary of $300,000 per year and 400,000 Unit Options and that, upon an involuntary termination within one year of a change of control, Mr. Hawk will become vested in 100% of his Unit Options. Mr. Huth's, Mr. Luce's, and Ms. Coombe's contracts provide for a minimum base salary of $140,000, $130,000, and $140,000 respectively.

     Mr. Appelt entered into an employment agreement effective February 26, 1996. The agreement has a term of three years and includes the following provisions: (i) an annual base salary of no less than $165,000, (ii) eligibility to participate in annual and long term incentive plans (iii) confidential information and post employment noncompete provisions and (iv) an involuntary termination provision identical to the provisions contained in the employment agreements for Mr. Hawk, Mr. Luce, Mr. Huth and Ms. Coombe.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The General Partner knows of no one who beneficially owns in excess of five percent of the Common Units of the Partnership except as set forth in the table below.

                                                          Amount and Nature
                                  Name and Address     of Beneficial Ownership           Percent
         Title of Class          of Beneficial Owner   as of January 31, 1997                of Class
     ----------------------    ---------------------   -------------------------------       --------

     Common Units              Enron Corp.                        296,800                       2.97
     Special Units             1400 Smith Street                1,830,011                     100.00
     Subordinated Units        Houston, Texas  77002            7,000,000(1)                  100.00
     General Partner Interest                                           1(1)(2)               100.00

-----------

(1)  Held by the General Partner, an indirect subsidiary of Enron Corp..

(2) The reporting of the General Partner interest shall not be deemed to be a concession that such interest represents a security.

     The following table sets forth certain information as of January 31, 1997, regarding the beneficial ownership of (i) the Common Units and (ii) the common stock of Enron Corp., the parent company of the General Partner, by all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group.

                                                               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                     -----------------------------------------------------------
                                                       SOLE VOTING   SHARED VOTING    SOLE VOTING
                                                     AND INVESTMENT  AND INVESTMENT   LIMITED OR NO     PERCENT
      TITLE OF CLASS                  NAME               POWER           POWER      INVESTMENT POWER    OF CLASS
--------------------------   --------------------    --------------  -------------- ----------------    --------
EOTT Energy Partners, L.P.   Robert A. Belfer                5,700         1,400          -                  *
Common Units                 John H. Duncan                  8,500           -            -                  *
                             Edward O. Gaylord              40,000           -            -                  *
                             Philip J. Hawk                251,500           -            -               2.46
                             Kenneth L. Lay                  5,000           -            -                  *
                             Thomas E. White, Jr.              -             -            -                  *
                             Dee S. Osborne                    -             -            -
                             Daniel P. Whitty                  -             -            -
                             Steven A. Appelt               12,000           -            -                  *
                             Mary Ellen Coombe              36,500           -            -                  *
                             Douglas P. Huth                36,700           -            -                  *
                             Gary Luce                      45,000           -            -                  *

                             All directors and executive
                             officers as a group
                             (13 in number)                476,900         1,400          -               4.60




                                            (Table continued on following page)

                                                             AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                     ----------------------------------------------------------
                                                       SOLE VOTING   SHARED VOTING    SOLE VOTING
                                                     AND INVESTMENT  AND INVESTMENT   LIMITED OR NO      PERCENT
      TITLE OF CLASS                  NAME               POWER           POWER      INVESTMENT POWER    OF CLASS
      --------------                  ----               -----           -----      ----------------    --------


Enron Corp.                  Robert A. Belfer            5,723,172       692,886             12,235         2.47
Common Stock                 John H. Duncan                105,917           -                  994            *
                             Edward O. Gaylord               2,754           -                   21            *
                             Philip J. Hawk                  1,095           -                3,346            *
                             Kenneth L. Lay              3,025,047       763,242             66,513         1.49
                             Thomas E. White, Jr.          472,079           -               15,620            *
                             Dee S. Osborne                    -             -                  -
                             Daniel P. Whitty                  -             -                  -
                             Steven A. Appelt                  -             -                  -              *
                             Mary Ellen Coombe              19,600           -               13,178            *
                             Douglas P. Huth                 5,184           -                3,601            *
                             Gary Luce                         235           -                  601            *

                             All directors and executive
                             officers as a group
                             (13 in number)              9,357,483     1,456,128            117,743         4.22

Enron Corp. Preferred        Robert A. Belfer              323,673        23,052                -          25.30
Convertible Stock
                             All directors and executive
                             officers as a group
                             13  in number)                323,673        23,052                -          25.30

------------
* Less than 1 percent

     The above table includes Subordinated Units of the Partnership which are subject to conversion into Common Units and which are subject to unit options exercisable within 60 days as follows: Mr. Hawk, 240,000 units; Mr. Appelt, 12,000 units; Ms. Coombe, 36,000 units; Mr. Huth, 36,000 units; Mr. Luce, 44,000 units and all directors and executive officers as a group, 404,000 units. The above table also includes shares of common stock of Enron Corp. which are subject to stock options exercisable within 60 days as follows: Mr. Belfer, 19,416 shares; Mr. Duncan, 24,376 shares; Mr. Hawk, 668 shares; Mr. Lay, 2,755,938 shares; Mr. White, 340,138 shares; Ms. Coombe, 19,600 shares; Mr. Huth, 5,000 shares and all directors and executive officers as a group, 3,167,536 shares and 4,733,490 shares of Enron Corp. Common Stock which can be acquired upon conversion of Enron Corp. Cumulative Second Preferred Convertible Stock.

     The table also includes shares owned by certain members of the families (or family or charitable trusts or foundations) of the directors or executive officers, including shares in which pecuniary interest may be disclaimed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Note 9 to the Consolidated Financial Statements for information regarding certain transactions between EOTT and Enron and its affiliates.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) AND (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      See "Index to Financial Statements" set forth on page F-1.

   (a)(3)  EXHIBITS

       3.1 -- Form of Partnership Agreement of EOTT Energy Partners,
              L.P. (incorporated by reference to Exhibit 3.1 to Registration Statement, File No. 33-73984)

       3.2 -- Amendment No. 1 dated as of August 8, 1995, to the Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the Year Ended December 31, 1995)

       3.3 -- Amendment No. 2 dated as of July 16, 1996, to the Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-Q for the Quarter Ended June 30,
              1996)

      *3.4 -- Amendment No. 3 dated as of February 13, 1997, to the
              Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners, L.P.

     10.01 -- Pipeline Drip Collection Agreement dated as of February
              1, 1993 between Northern Natural Gas Company and Enron Oil Trading & Transportation Company (incorporated by reference to
              Exhibit 10.02 to Registration Statement, File No. 33-73984)

    *10.02 -- Form of Employment Agreement between EOTT Energy Corp.
              and Steven A. Appelt

     10.03 -- Form of Employment Agreement between EOTT Energy Corp.
              and Philip J. Hawk (incorporated by reference to Exhibit 10.07 to Registration Statement, File No. 33-73984)

     10.04 -- Form of Corporate Services Agreement between Enron Corp.
              and EOTT Energy Corp. (incorporated by reference to Exhibit 10.08 to Registration Statement, File No. 33-73984)

     10.05 -- Form of Contribution and Closing Agreement between EOTT
              Energy Corp. and EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 10.09 to Registration Statement, File No. 33-73984)

     10.06 -- Form of Ancillary Agreement by and among Enron Corp.,
              EOTT Energy Partners, L.P., EOTT Energy Operating Limited Partnership, EOTT Energy Pipeline Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Corp. (incorporated by reference to Exhibit 10.10 to Registration Statement, File No. 33-73984)

     10.07 -- Agreement to Increase and Extend Distribution Support dated August 8, 1995, amending the Ancillary Agreement referenced in 10.06 (incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K for the Year Ended December 31, 1995)

     10.08 -- Form of Amended and Restated Agreement of Limited
              Partnership of EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.11 to Registration Statement, File No. 33-73984)

     10.09 -- EOTT Energy Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to Registration Statement, File No.
              33-73984)

     10.10 -- EOTT Energy Corp. 1994 Unit Option Plan and the related
              Option Agreement (incorporated by reference to Exhibit 10.15 to
              Registration Statement, File No. 33-73984)

     10.11 -- EOTT Energy Corp. Severance Pay Plan (incorporated by reference to Exhibit 10.16 to Registration Statement, File No.
              33-73984)

     10.12 -- Executive Employment Agreement effective March 24, 1994 between EOTT Energy Corp. and executive officers with employment agreements. (incorporated by reference to Exhibit 10.05 to Registration Statement, File No. 33-73984)

     10.13 -- Credit Agreement dated as of June 30, 1995 between EOTT
              Energy Operating Limited Partnership, as Borrower, and Enron
              Corp., as Lender (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the Year Ended December 31, 1995)

     10.14 -- Credit Agreement dated as of January 3, 1996 between
              EOTT Energy Operating Limited Partnership, as Borrower, and Enron
              Corp., as Lender (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the Year Ended December 31, 1995)

    *10.15 -- Amendment dated December 19, 1996 to the Credit
              Agreement dated as of June 30, 1995 between EOTT Energy Operating
              Limited Partnership as Borrower, and Enron Corp., as Lender

    *10.16 -- Amendment dated February 25, 1997 to the Credit
              Agreement dated as of June 30, 1995 between EOTT Energy Operating
              Limited Partnership as Borrower, and Enron Corp., as Lender

    *10.17 -- Amendment dated February 25, 1997 to the Credit
              Agreement dated as of January 3, 1996 between EOTT Energy
              Operating Limited Partnership as Borrower, and Enron Corp., as
              Lender

    *10.18 -- Amendment dated as of February 13, 1997, to the EOTT
              Energy Corp. 1994 Unit Option Plan

      11.1 -- Statement Regarding Computation of Per Share Earnings
              (See Note 3 to the Consolidated Financial Statements--"Net
              Income Per Unit")

      18.1 -- Preferability Letter on Change in Accounting Principle
              (incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996)

      21.1 -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the Year Ended
              December 31, 1994)

     *27.1 -- Financial Data Schedule

---------------------
*  Filed herewith


   (B) REPORTS ON FORM 8-K

       None

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED ON THE 26 TH DAY OF MARCH, 1997.

                                             EOTT ENERGY PARTNERS, L.P.
                                          (A Delaware Limited Partnership)

                                      By:      EOTT ENERGY CORP. as
                                                   General Partner



                                      By:     /s/ PHILIP J. HAWK
                                          -------------------------------------
                                                  Philip J. Hawk
                                          Chief Executive Officer and President



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

        Signature                   Title                               Date
        ---------                   -----                               ----

/s/   PHILIP J. HAWK        Director, Chief Executive                 March 26, 1997
-------------------------   Officer and President
      Philip J. Hawk        (Principal Executive Officer)

/s/  STEVEN A. APPELT       Vice President, Chief Financial Officer   March 26, 1997
-------------------------   (Principal Financial and Principal
     Steven A. Appelt       Accounting Officer)



/s/  EDWARD O. GAYLORD      Chairman of the Board and                 March 26, 1997
-------------------------   Director
     Edward O. Gaylord


/s/   DEE S. OSBORNE        Director                                  March 26, 1997
-------------------------
      Dee S. Osborne


/s/  DANIEL P. WHITTY       Director                                  March 26, 1997
-------------------------
     Daniel P. Whitty


                            Director                                  March 26, 1997
-------------------------
     Robert A. Belfer

        Signature                        Title                           Date
        ---------                        -----                           ----

/s/    JOHN H. DUNCAN       Director                                 March 26, 1997
-------------------------
       John H. Duncan


                            Director                                 March 26, 1997
-------------------------
      Thomas E. White


/s/  KENNETH L. LAY         Director                                 March 26, 1997
-------------------------
     Kenneth L. Lay

                           EOTT ENERGY PARTNERS, L.P.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Financial Statements
     Report of Independent Public Accountants.................................................  F-2
     Consolidated Statements of Operations -
         Years Ended December 31, 1996 and 1995 (Partnership),
         Year Ended December 31, 1994 (Pro Forma),
         Nine Months Ended December 31, 1994 (Partnership), and
         Three Months Ended March 31, 1994 (Predecessor)......................................  F-3
     Consolidated Balance Sheets - December 31, 1996 and 1995 (Partnership)...................  F-4
     Consolidated Statements of Cash Flows -
         Years Ended December 31,1996 and 1995 (Partnership),
         Nine Months Ended December 31, 1994 (Partnership), and
         Three Months Ended March 31, 1994 (Predecessor)......................................  F-5
     Consolidated Statements of Partners' Capital / Equity of Parent -
         Years Ended December 31, 1996 and 1995(Partnership),
         Nine Months Ended December 31, 1994 (Partnership), and
         Three Months Ended March 31, 1994 (Predecessor)......................................  F-6
     Notes to Consolidated Financial Statements...............................................  F-7

Supplemental Schedules

     Schedule II - Valuation and Qualifying Accounts and Reserves.............................  S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EOTT Energy Partners, L.P.:

We have audited the accompanying consolidated balance sheets of EOTT Energy Partners, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and partners' capital for the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994. We have also audited the special-purpose consolidated statements of operations, cash flows and equity of parent of the Predecessor (as defined in Note 1 to the financial statements) for the three months ended March 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying special-purpose financial statements of the Predecessor were prepared in connection with the public offering of limited partner interests in EOTT Energy Partners, L.P. As discussed in Note 1 to the financial statements, certain adjustments were made to the historical financial statements of EOTT Energy Corp. Therefore, the accompanying special-purpose financial statements of the Predecessor are not intended to represent a complete presentation of EOTT Energy Corp.'s assets and liabilities and revenues and expenses.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EOTT Energy Partners, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the three months ended March 31, 1994, in conformity with generally accepted accounting principles, on the basis described in Note 1 to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              ARTHUR ANDERSEN LLP
Houston, Texas
February 25, 1997

                           EOTT ENERGY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Unit Amounts)


                                                              YEAR ENDED                NINE MONTHS  THREE MONTHS
                                                              DECEMBER 31,                 ENDED        ENDED
                                                  ------------------------------------  DECEMBER 31,   MARCH 31,
                                                     1996         1995         1994         1994         1994
                                                  ----------   ----------   ----------  -----------  -----------
                                                                            (Pro forma)             (Predecessor)
                                                                            (Unaudited)
Revenue........................................   $7,469,730   $5,088,240   $5,260,204   $4,027,630   $1,232,574

Cost of Sales..................................    7,320,203    4,996,439    5,164,447    3,955,030    1,209,417
                                                  ----------   ----------   ----------   ----------   ----------

Gross Margin...................................      149,527       91,801       95,757       72,600       23,157

Expenses
   Operating expenses..........................      101,945       72,951       70,079       50,076       19,853
   Depreciation and amortization...............       15,720       10,512       11,781        8,974        2,805
                                                  ----------   ----------   ----------   ----------   ----------
                                                     117,665       83,463       81,860       59,050       22,658
                                                  ----------   ----------   ----------   ----------   ----------

Operating Income...............................       31,862        8,338       13,897       13,550          499

Other Income (Expense)
   Interest income.............................          448          461          454          384           70
   Interest and related charges................       (3,659)      (3,930)      (4,176)      (3,162)         (75)
   Other, net..................................          158          851        4,704          947        3,757
                                                  ----------   ----------   ----------   ----------   ----------
                                                      (3,053)      (2,618)         982       (1,831)       3,752
                                                  ----------   ----------   ----------   ----------   ----------

Income from Continuing Operations..............       28,809        5,720       14,879       11,719        4,251

Income (Loss) from Discontinued
   Operations (Note 4).........................          -        (65,838)       4,809          636        4,173
                                                  ----------   ----------   ----------   ----------   ----------

Income (Loss) Before Extraordinary Item........       28,809      (60,118)      19,688       12,355        8,424

Extraordinary Item (Note 16)...................          -         (1,315)         -            -            -
                                                  ----------   ----------   ----------   ----------   ----------

Net Income (Loss)..............................   $   28,809   $  (61,433)  $   19,688   $   12,355   $    8,424
                                                  ==========   ==========   ==========   ==========   ==========

Net Income (Loss) Per Unit
   Continuing Operations.......................   $     1.50   $     0.33   $     0.86   $     0.67
   Discontinued Operations.....................          -          (3.79)        0.27         0.04
   Extraordinary Item..........................          -          (0.08)         -            -
                                                  ----------   ----------   ----------   ----------
Total..........................................   $     1.50   $    (3.54)  $     1.13   $     0.71
                                                  ==========   ==========   ==========   ==========

Distributions Per Common Unit..................   $     1.90   $     1.80   $     0.88   $     0.88
                                                  ==========   ==========   ==========   ==========

Number of Units Outstanding....................       18,830       17,000       17,000       17,000
                                                  ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                   DECEMBER 31,    DECEMBER 31,
                                                                                       1996            1995
                                                                                  -------------    ------------
                        ASSETS

Current Assets
   Cash and cash equivalents....................................................  $       5,261    $       2,276
   Trade and other receivables, net of allowance for doubtful
     accounts of $2,266 and $2,397, respectively................................        704,784          439,619
   Inventories..................................................................        169,298          101,376
   Net assets of discontinued operations........................................           -               3,460
   Other........................................................................          9,496            3,877
                                                                                  -------------    -------------
     Total current assets.......................................................        888,839          550,608
                                                                                  -------------    -------------

Property, Plant and Equipment, at cost..........................................        213,449          211,318
   Less: Accumulated depreciation...............................................         85,667           73,753
                                                                                  -------------    -------------
     Net property, plant and equipment..........................................        127,782          137,565
                                                                                  -------------    -------------

Other Assets, net of amortization...............................................          9,576            7,954
                                                                                  -------------    -------------

Total Assets....................................................................  $   1,026,197    $     696,127
                                                                                  =============    =============

           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Trade accounts payable ......................................................  $     818,673    $     506,764
   Accrued taxes payable........................................................          8,465            5,295
   Note payable (Note 5)........................................................           -              85,000
   Note payable - affiliate.....................................................         24,228             -
   Short-term borrowings - affiliate............................................         38,500            2,200
   Short-term borrowings........................................................            615            5,559
   Other........................................................................         19,521            4,853
                                                                                  -------------    -------------
     Total current liabilities..................................................        910,002          609,671
                                                                                  -------------    -------------

Long - Term Liabilities ........................................................            931            1,546
                                                                                  -------------    -------------

Commitments and Contingencies (Notes 11 and 12)

Additional Partnership Interests (Note 9).......................................          9,091            9,091

Partners' Capital
   Common unitholders...........................................................         33,984           37,992
   Special unitholders..........................................................         29,908             -
   Subordinated unitholders.....................................................         40,065           36,219
   General partner..............................................................          2,216            1,608
                                                                                  -------------    -------------
Total Partners' Capital.........................................................        106,173           75,819
                                                                                  -------------    -------------
Total Liabilities and Partners' Capital.........................................  $   1,026,197    $     696,127
                                                                                  =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                        NINE MONTHS  THREE MONTHS
                                                                      YEAR ENDED           ENDED        ENDED
                                                                     DECEMBER 31,       DECEMBER 31,   MARCH 31,
                                                                  1996        1995          1994         1994
                                                              ------------ -----------  -----------  -----------
                                                                                                     (Predecessor)
Cash Flows From Operating Activities
   Reconciliation of net income (loss) to net
   cash provided by (used in) operating activities
     Net income (loss)......................................  $    28,809  $   (61,433) $    12,355  $     8,424
     Depreciation...........................................       13,690        8,632        7,294        2,244
     Amortization of intangible assets......................        2,030        1,880        1,680          561
     (Gains) losses on disposal of assets...................           80         (475)        (229)         (75)
     Changes in components of working capital -
       Receivables..........................................     (265,165)      (6,316)     (70,887)      20,521
       Inventories..........................................      (67,922)      (2,793)     (31,302)      24,188
       Other current assets.................................       (5,619)       6,950       12,480       (1,791)
       Trade accounts payable...............................      311,909       19,434       66,165      (29,098)
       Accrued taxes payable................................        3,170        1,407       (1,611)       1,557
       Other current liabilities............................       14,668       (4,663)      (1,839)      (6,886)
     Discontinued operations................................        3,460       70,299      (21,027)     (12,778)
     Other assets and liabilities...........................          195         (744)        (107)        -
                                                              ------------ -----------  -----------  -----------
Net Cash Provided by (Used In) Operating Activities.........       39,305       32,178      (27,028)       6,867
                                                              -----------  -----------  -----------  -----------

Cash Flows From Investing Activities
   Proceeds from sale of property, plant
     and equipment..........................................          880        2,397          830          412
   Additions to property, plant and equipment...............       (6,723)     (63,786)      (5,504)      (3,589)
   Other, net...............................................       (1,991)         368          467          120
                                                              ------------ -----------  -----------  -----------
Net Cash Used In Investing Activities.......................       (7,834)     (61,021)      (4,207)      (3,057)
                                                              -----------  -----------  -----------  -----------

Cash Flows From Financing Activities
   Increase (decrease) in note payable......................      (85,000)      85,000          -            -
   Increase in note payable - affiliate.....................       24,228          -            -            -
   Increase in short-term borrowings - affiliate............       36,300        2,200          -            -
   Increase (decrease) in short-term borrowings.............       (4,944)     (44,353)      41,288          -
   Distributions to unitholders.............................      (28,831)     (12,218)     (15,314)         -
   Principal payments - PPC bank debt /
     capital lease obligation...............................         -         (10,290)      (1,257)        (434)
   Trade partner financing..................................         -           8,760          -             -
   Net advances to parent...................................         -            -             -           (563)
   Issuance of Common Units.................................       29,772         -             -             -
   Contribution from General Partner........................          604         -             -             -
   Other, net...............................................         (615)        -             -             -
                                                              -----------  -----------  -----------  -----------
Net Cash Provided by (Used In)  Financing Activities........      (28,486)      29,099       24,717         (997)
                                                              -----------  -----------  -----------  -----------
Increase (Decrease) in Cash and Cash Equivalents............        2,985          256       (6,518)       2,813
Cash and Cash Equivalents Beginning of Period...............        2,276        2,020        8,538        5,725
                                                              -----------  -----------  -----------  -----------
Cash and Cash Equivalents End of Period.....................  $     5,261  $     2,276  $     2,020  $     8,538
                                                              ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONSOLIDATED STATEMENT OF PARTNERS'
                           CAPITAL / EQUITY OF PARENT
                                 (In Thousands)



                                                                               PARTNERS' CAPITAL
                                                              --------------------------------------------------
                                                  EQUITY OF     COMMON        SPECIAL   SUBORDINATED    GENERAL
                                                   PARENT     UNITHOLDERS   UNITHOLDERS  UNITHOLDERS    PARTNER
                                                  ---------   -----------   ----------- ------------    --------

Equity of Parent at December 31, 1993..........  $   153,659

Three months ended March 31, 1994
   net income..................................        8,424
Net advances to Parent.........................         (563)
                                                 -----------
Allocation of equity based on offering
   of public limited partnership units
   effective March 24, 1994....................     (161,520) $    93,112  $      -     $    65,178  $     3,230
                                                 -----------  -----------  -----------  -----------  -----------


Partners' Capital at March 31, 1994............         -          93,112         -          65,178        3,230
Nine months ended December 31, 1994
   net income..................................                     7,122         -           4,986          247
Cash distributions.............................         -          (8,828)        -          (6,180)        (306)
                                                 -----------  -----------  -----------  -----------  -----------

Partners' Capital at December 31, 1994.........         -          91,406         -          63,984        3,171
                                                 ===========  ===========  ===========  ===========  ===========

Net loss.......................................         -         (35,414)        -         (24,790)      (1,229)
Cash distributions.............................         -         (18,000)        -          (2,975)        (334)
                                                 -----------  -----------  -----------  -----------  -----------

Partners' Capital at December 31, 1995.........         -          37,992         -          36,219        1,608
                                                 ===========  ===========  ===========  ===========  ===========

Net income.....................................         -          16,353        1,382       10,496          578
Cash distributions.............................         -         (20,738)        (869)      (6,650)        (574)
Issuance of Common Units.......................         -          29,772         -            -            -
Exchange of Common Units for
   Special Units (Note 9)......................         -         (29,395)      29,395         -            -
Contribution from General Partner..............         -            -            -            -             604
                                                 -----------  -----------  -----------  -----------  -----------

Partners' Capital at December 31, 1996.........  $      -     $    33,984  $    29,908  $    40,065  $     2,216
                                                 ===========  ===========  ===========  ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. (Enron or the Parent), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. (EOTT or the Partnership) effective March 24, 1994, the net assets of EOTT Energy Corp. and its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company (EPMC) (collectively referred to as the Predecessor) were acquired by several operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp. serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying consolidated financial statements and related notes present the financial position as of December 31, 1996 and 1995 for the Partnership, the results of operations, cash flows and changes in partners' capital of the Partnership for the years ended December 31, 1996 and 1995 as well as for the nine months ended December 31, 1994, and the results of operations, cash flows and changes in equity of parent of the Predecessor for the three months ended March 31, 1994.

     The accompanying special-purpose financial statements of the Predecessor were prepared in connection with the public offering of limited partner interests in the Partnership. Accordingly, the financial statements of the Predecessor exclude certain items and transactions such as income taxes and the effects of the sale of the limited partnership units. Therefore, the accompanying special-purpose financial statements of the Predecessor are not intended to represent a complete presentation of the Predecessor companies' assets and liabilities and revenues and expenses. Following the closing of the initial public offering through March 31, 1994, no events or transactions occurred that were materially different than those occurring during the normal course of business conducted by the Predecessor.

     Cash flows of the Predecessor not funded from operating activities were funded by Enron prior to the formation of the Partnership. Changes in equity of parent during the three months ended March 31, 1994, which are not attributable to net income of the Predecessor represent net advances to or from Enron in the accompanying Consolidated Statements of Cash Flows and in the Statement of Partners' Capital/Equity of Parent.

     No provision for income taxes related to the operation of the Partnership is included in the accompanying consolidated financial statements as such income will be taxable directly to the partners holding partnership interests in the Partnership. In order to make the Predecessor financial statements comparable, income taxes and associated liabilities have been eliminated. Federal income tax liabilities resulting from activities of the Predecessor prior to the closing of the offering were retained by Enron.

     The unaudited pro forma Statement of Operations for the year ended December 31, 1994 reflects certain pro forma adjustments to the results of the Predecessor as if the Partnership had been formed on January 1, 1994. These pro forma adjustments reflect the inclusion of additional interest expense, letter of credit and other commitment fees, the inclusion of incremental general and administrative costs of the Partnership and the exclusion of certain executive incentive compensation costs paid by the General Partner. The adjustments were made based upon available information and certain estimates and assumptions which the General Partner believes provide a reasonable basis for presentation.

     Certain reclassifications have been made to prior period amounts to conform with current period presentation.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Unless the context otherwise requires, the term EOTT hereafter refers to the Partnership, its affiliated limited partnerships and the Predecessor.

 2.  FORMATION AND OFFERING

     On March 24, 1994, the General Partner completed an initial public offering of 10 million Common Units at $20.00 per Unit, representing limited partner interests in the Partnership of approximately 58%. At December 31, 1996 the General Partner owned an approximate 2% general partner interest in the Partnership and an approximate 37% subordinated limited partner interest. The Chairman of the Board of Directors of the General Partner beneficially owned the remaining .4 million Subordinated Units from March 24, 1994 through January 4, 1996. On January 4, 1996, the General Partner purchased all of these units from the Chairman of the Board.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The Partnership owns and operates its assets through operating limited partnerships. The accompanying financial statements reflect the combined accounts of the Partnership and the operating partnerships after elimination of intercompany transactions. The consolidated financial statements of the Predecessor include the accounts of EOTT Energy Corp., its foreign subsidiary, and EPMC. All material intercompany accounts and transactions have been eliminated.

     Nature of Operations. Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products and related activities. EOTT's business segments are its North American Crude Oil gathering and marketing operations, and its Refined Products Marketing business (see Note 17 for certain financial information by business segment).

     Cash Equivalents. EOTT records as cash equivalents all highly liquid short-term investments having original maturities of three months or less.

     Inventories. In the second quarter of 1996, the Partnership changed its method of accounting for inventories from the last-in, first-out ("LIFO") method to the average cost method. The change did not have a significant effect on the results of operations for 1996, and it is not expected to be material in future periods based upon the manner in which the Partnership currently operates. Prior to this change, the Partnership's inventory costs would not have differed significantly under the two methods. The change was made to conform the inventory costing method used for financial reporting purposes to that used by the Partnership to manage its commercial operations.

     Depreciation and Amortization. Depreciation and amortization is provided by applying the straight-line method to the cost basis of property, plant and equipment, less estimated salvage value, over the estimated useful lives of the assets. Asset lives are 15 to 20 years for pipeline and gathering facilities, 5 to 10 years for transportation equipment, 15 to 20 years for barge and terminalling facilities and 3 to 20 years for other facilities and equipment.

     Other Assets. Goodwill and non-compete agreements are amortized over a period of 3 to 15 years, and are recorded net of their accumulated amortization in Other Assets. Accumulated amortization of goodwill and non-compete agreements at December 31, 1996 and 1995 was $23.7 million and $21.6 million, respectively.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Foreign Currency Transactions. Canadian operations represent all of the foreign activities of EOTT. The U.S. dollar is the functional currency. Foreign currency transactions are initially translated into U.S. dollars. Gains and losses resulting therefrom are included in the determination of net income
(loss) in the period in which the exchange rate changes.

     Net Income Per Unit. Net income per unit is calculated on the number of outstanding units of 18,830,011. For this purpose, net income excludes the approximate 2% General Partner interest.

     Hedging Activities/Revenue Recognition. EOTT enters primarily into futures and over-the-counter transactions in an effort to minimize the impact of market fluctuations on inventories and other contractual commitments. Realized and unrealized changes in the market value of these transactions, which are entered into and accordingly designated as hedges, are deferred until the gain or loss on the hedged transaction is recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 80. Any cash flow recognition resulting from hedging activities is treated in the same manner as the underlying transaction. Based on the historical correlations between the New York Mercantile Exchange ("NYMEX") price for West Texas Intermediate crude at Cushing, Oklahoma and the various trading hubs at which EOTT trades, EOTT management believes the hedging program has been effective in minimizing the overall price risk. EOTT continuously monitors the basis differentials between its various trading hubs and Cushing, Oklahoma to further manage its basis exposure.

     It is EOTT's policy to seek to maintain at all times purchase and sale positions that are substantially balanced in order to minimize exposure to price fluctuations and to lock in margins, although certain risks cannot be fully hedged. However, EOTT has certain basis risks (the risk that price relationships between delivery points, classes of products or delivery periods will change) which cannot be completely hedged.

     Periodically, EOTT enters into agreements to sell United States dollars for Canadian dollars to hedge commitments to sell petroleum in the United States that is purchased in Canada. Any gains or losses resulting from these commitments are recorded with the purchase and sale of crude oil and are included in the determination of net income (loss).

     EOTT recognizes revenue on the accrual method based on the right to receive payment for goods and services delivered to third parties.

     Derivatives. In addition to hedging its lease barrel purchases, EOTT provides price risk management products to its energy customer base. EOTT provides these products through a variety of financial instruments including forward contracts involving physical delivery of crude oil; swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity specified; and other contractual arrangements. Activities for trading purposes were immaterial to EOTT's financial position or results of operations for 1996 and 1995. Activities for non-trading purposes consist of transactions entered into to hedge the impact of market fluctuations on assets, liabilities, or contractual commitments. Changes in the market value of these transactions are deferred until the gain or loss on the hedged item is recognized. See Note 14 for further discussion of EOTT's price risk management activities.

     Use of Estimates. The preparation of these financial statements required the use of certain estimates by management in determining the entity's assets, liabilities, revenue and expenses.

     SFAS 121. In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of the standard did not have a material effect on EOTT's financial condition or results of operations.

4.   DISCONTINUED OPERATIONS

      On September 29, 1995, EOTT transferred to Paramount Petroleum Corporation ("PPC") EOTT's West Coast processing and asphalt marketing business (other than its Arizona asphalt terminals and its asphalt marketing business based out of those terminals). The transfer was made pursuant to an agreement dated August 15, 1995 between EOTT and certain of its affiliates and PPC and certain of its affiliates. The agreement provided for, among other things, the transfer of such business, termination of the existing processing arrangement between EOTT and PPC, the employment by PPC of certain employees of the General Partner of EOTT and the mutual release of claims arising out of the prior business relationships between the parties. The assets of EOTT transferred to PPC included various contracts for the sale (by EOTT) of asphalt and other products of the type produced pursuant to the previously existing processing arrangement between EOTT and PPC, office furniture and equipment, certain inventory of refined petroleum products, and business information relating to the processing and asphalt marketing business transferred. At the closing, PPC assumed the obligations of EOTT under contracts relating to the business transferred and agreed to indemnify EOTT against any liability arising out of such contracts from and after the closing date. Pursuant to the agreement, EOTT made cash payments to PPC and its lenders upon termination of the processing agreement for processing fees and other items, PPC made cash payments to EOTT to purchase certain inventory, and PPC's lenders released EOTT from any obligations under an $11.9 million letter of credit supplied by EOTT in connection with the processing agreement. The cash paid at the closing by EOTT to PPC, net of payments by PPC, was approximately $13.2 million, and EOTT also paid $10.4 million in respect of PPC's bank debt and related transactions costs in connection with the termination of the processing agreement. The terms of the transaction were determined based on arms-length negotiations between EOTT and its affiliates on the one hand and PPC and its affiliates on the other. The assets were transferred in consideration of the performance by PPC of its obligations at the closing of the August 15, 1995 agreement, including the release of EOTT from any and all further obligations under the processing agreement and other claims. In connection with and as part of the closing, EOTT entered into agreements to supply crude oil to PPC on a secured basis and to furnish refined products marketing services, and PPC agreed to supply asphalt to EOTT for its Arizona asphalt terminals through February 1996. Subsequent to February 1996, EOTT negotiated supply agreements for the Arizona terminals with alternate sources and later sold the Arizona terminals.

      EOTT's decision to exit the West Coast business segment was made primarily due to persistently low crack spreads in 1995 and EOTT's inability to effectively protect itself against potential future losses due to the volatility in the crack spread. The crack spread is the difference between the sales price of refined products and the cost of feedstocks, principally crude oil.

      In August 1995, EOTT's Board of Directors approved a formal plan to dispose of the West Coast business segment. The results of discontinued operations include a charge of $46.8 million, or $2.70 per Unit in the second quarter of 1995. This charge included the repayment of the PPC bank debt at June 30, 1995 ($9.4 million), write-off of leasehold improvements at the refinery ($7.4 million), estimated third quarter operating losses ($6.0 million), additional expenses ($10.0 million) including transaction fees, lease cancellation costs and working capital reserves, and a lump-sum settlement ($14.0 million) related to taxes on the debt repayment and

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the assumption of other contractual obligations, none of which was environmentally related. During the second half of 1995, EOTT recorded a $1.0 million benefit which reflects a settlement at an amount less than estimated on the PPC bank obligation assumed by EOTT as part of the agreement with PPC, and an additional charge of $3.8 million associated with the final liquidation of the processing inventories.

      Effective December 1, 1996, the Partnership sold its Arizona asphalt terminals for approximately $3.2 million. The sale of these assets did not have a material impact on the Partnership's results of operations.

      Amounts related to the West Coast Operations discontinued in 1995 are summarized below (in millions):

                                                                                      Nine Months  Three Months
                                                                         Year Ended      Ended        Ended
                                                                        December 31,  December 31,   March 31,
                                                                            1995          1994         1994
                                                                         -----------  -----------  -----------

   Revenues......................................................        $     315.8  $     529.5  $     131.6
                                                                         ===========  ===========  ===========

   Gross margin...................................................       $      (5.6) $      13.5  $       7.3
                                                                         ===========  ===========  ===========

   Income (loss) from discontinued operations....................        $     (16.2) $       0.6  $       4.2
                                                                         ===========  ===========  ===========

   Loss on disposal of discontinued operations....................       $     (49.6) $       -    $       -
                                                                         ===========  ===========  ===========

   Per Unit:
     Income (loss) from discontinued operations...........               $     (0.93) $      0.04
                                                                         ===========  ===========
     Loss on disposal of discontinued operations..........               $     (2.86) $       -
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


5.   ACQUISITION OF PIPELINE ASSETS

     On December 29, 1995, but effective January 1, 1996, the Partnership acquired pipeline and related assets from Amerada Hess Corporation ("Amerada Hess acquisition"). The acquired assets include a 265 mile crude oil gathering system and the Mississippi-Alabama pipeline, a 349 mile common carrier crude oil pipeline extending from a terminal in Mobile, Alabama to Liberty Station in Southwestern Mississippi, as well as certain associated crude inventories. Tank storage associated with the acquired systems and the Mobile terminal is approximately 5.1 million barrels. The purchase price was approximately $54.0 million and was accounted for as an asset purchase. Allocation of the purchase price to the acquired assets at December 31, 1995 was based on preliminary estimates of fair value. Final fair value amounts were not materially different than the estimate.

     At the time of the closing, Enron had assisted the Partnership in the arrangement of bridge financing for the asset purchase with a commercial bank in the form of a promissory note issued by the Partnership to the bank due January 3, 1996 carrying a per annum interest rate of (i) 7.2% from December 29, 1995 to and on January 2, 1996, and (ii) the lender's cost of funds plus 20 basis points thereafter until maturity. On January 3, 1996, the Partnership and Enron completed transactions to repay the bridge financing, which are more fully discussed in Note 9.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Detailed below are summarized pro forma results of operations for the Partnership for the years ended December 31, 1995 and 1994 as though the acquisition had taken place at the beginning of each of the following years. Pro forma adjustments include additional depreciation expense, elimination of income taxes, and additional interest expense related to the $24.2 million note issued to Enron related to the financing of the acquisition more fully discussed in Note 9.

(Unaudited: in thousands, except per unit amounts)

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                     1995             1994
                                                                     ----             ----

     Revenue..................................................  $   5,281,888     $   5,430,902

     Gross margin.............................................  $     115,174     $     116,870

     Income from continuing operations........................  $      13,969     $      21,738

     Net income (loss)........................................  $     (53,184)    $      26,547

     Income from continuing operations per unit...............  $        0.73     $        1.13

     Net income (loss) per unit...............................  $       (2.77)    $        1.38

     Number of Units outstanding (a)..........................         18,830            18,830

-----------
(a) Includes 1.8 million Common Units issued to Enron more fully discussed in Note 9.

     The unaudited pro forma results of operations are not intended to be indicative of actual operating results had the transactions occurred when indicated, nor do they purport to indicate operating results which may occur in the future.

6.   CREDIT RESOURCES AND LIQUIDITY

      On June 30, 1995, Enron Corp. agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility was $450 million and the facility, as amended February 19, 1996, had a maturity of March 31, 1997. On December 19, 1996, with an effective date of September 15, 1996, Enron increased the total amount of availability to $600 million. As amended, the agreement contains sublimits on the availability of the Enron Facility of $75 million for working capital loans and $200 million for letters of credit. A fee of .375% per annum is charged on the stated amount of outstanding letters of credit. Interest on outstanding loans is charged at the London Interbank Offering Rate ("LIBOR") plus .25% per annum. This agreement was amended to mature March 31, 1998 on February 25, 1997.

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

      At December 31, 1996, EOTT had an additional $24.2 million of short-term borrowings outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing was initially provided at a rate of LIBOR plus 1% per annum until March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996. On February 25, 1997, with an effective date of February 11, 1997, this note was extended in maturity to March 31, 1998 from its original March 31, 1997 maturity date and the amount available was increased to $39.3 million.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Enron Facility and Term Loan are secured by a first priority lien on and security interest in all receivables and inventory of the Partnership. The borrowing base is the sum of cash and cash equivalents, specified percentages of eligible receivables, inventory, and products contracted for or delivered but not billed. The Enron Facility and Term Loan are non-recourse to the General Partner and the General Partner's assets. The Partnership is restricted from entering into additional financing arrangements without the prior approval of Enron.

      At December 31, 1995, EOTT had $116.2 million in letters of credit and $2.2 million in loans outstanding under the Enron Facility at an average annual interest rate of approximately 6.2%. The actual interest rate may vary based on the length of the borrowings. In addition, guarantees outstanding totaled $300.7 million of which $230.5 million were utilized.

      At December 31, 1996, EOTT had $180.1 million in letters of credit and $38.5 million in loans outstanding under the Enron Facility at an average annual interest rate of approximately 5.8%. The amount outstanding under the Term Loan at December 31, 1996 was $24.2 million with an average annual interest rate of 6.5%. The actual interest rate may vary based on the length of the borrowings. In addition, guarantees outstanding totaled $425.7 million of which $334.3 million were utilized.

      At December 31, 1996, EOTT was in technical violation of the negative covenant relating to the Leverage Ratio in the Enron Facility and Term Loan due principally to increased volumes of business and increases in the price of crude. EOTT received a waiver of this violation from Enron.

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

      The Partnership's ability to obtain letters of credit to support its purchases of crude oil or refined petroleum products is fundamental to the Partnership's gathering and marketing activities. Additionally, EOTT has a significant need for working capital due to the large dollar volume of trading and marketing transactions in which it engages. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash as defined in the Partnership Agreement and amendments thereto.

      Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form which is filed as an exhibit to this Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period which will not end earlier than March 31, 1997, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

      MQD is $0.425 per unit with respect to each quarter ending on or before March 31, 1995, and $0.475 per unit with respect to each quarter thereafter. Enron has committed to provide total cash distribution support, with respect to quarters ending on or before March 31, 1998, in an amount up to an aggregate of $29 million in

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange for Additional Partnership Interests ("APIs"). As a result of the losses from discontinued operations, EOTT did not have sufficient Available Cash to make the 1995 first or second quarter MQD. Accordingly, 1995 first and second quarter Common Unit and General Partner distributions totaling $4.3 million and $4.8 million, respectively, were made from the Enron cash support commitment. The APIs purchased by Enron are not entitled to cash distributions or voting rights. The APIs are required to be redeemed if and to the extent that Available Cash for any future quarter exceeds an amount necessary to distribute the MQD on all Common and Subordinated Units and to eliminate arrearages, if any, in the MQD on Common Units for prior periods. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. The February 1997 amendments to the Partnership Agreement also provided that after the end of the Subordination Period a holder of Subordinated Units may convert such Units into Common Units either in whole or in part from time to time. The amendments also provided that any unconverted Units will be renamed: "Class B Units" after the end of the Subordination Period. Prior to the amendments, the Partnership Agreement provided that the General Partner (whether or not it held the Subordinated Units) would determine when conversion occurred and that conversion would occur on an all or none basis.

     In addition, the Partnership Agreement authorizes EOTT to cause the Partnership to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

     Other Borrowings. Obligations incurred related to non-cash investing activities for information systems financing discussed in Note 8 had maturities of approximately three years, and an effective annual interest rate of approximately 9.6%. At December 31, 1995, the balance of these obligations is included in short-term borrowings on the Consolidated Balance Sheets. On January 5, 1996, EOTT repaid the outstanding balance of $5.0 million related to the financing of the information systems development.

7.   INVENTORIES

     Inventories are summarized as follows (in thousands):

                                                                     December 31,
                                                                     ------------
                                                                 1996            1995
                                                                 ----            ----

        Crude oil...........................................  $   158,229    $    88,493
        Refined products....................................       11,069         12,883
                                                              -----------    -----------
           Total............................................  $   169,298    $   101,376
                                                              ===========    ===========

8.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $3.4 million and $4.7 million for the years ended December 31, 1996 and 1995, respectively.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Non-cash investing activities during 1995 include obligations incurred to finance new information systems for approximately $3.3 million. At December 31, 1995, the balance of these obligations is included in short-term borrowings on the Consolidated Balance Sheets. On January 5, 1996, EOTT repaid the outstanding balance of the financing in connection with the information systems development. In 1995, the Partnership issued APIs to Enron in exchange for $9.1 million in support of the distributions to the General Partner and Common Unitholders paid during the second and third quarters of 1995. As discussed further in Note 9, 1,830,011 Common Units issued to Enron in connection with the Amerada Hess acquisition were exchanged for Special Units.

9.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates follows (in thousands):

                                                               Year Ended         Nine Months  Three Months
                                                              December 31,           Ended        Ended
                                                           -----------------      December 31,   March 31,
                                                           1996         1995         1994         1994
                                                           ----         ----         ----         ----

Sales to affiliates................................  $    41,865  $     4,279  $     7,001    $   3,563
Purchases from affiliates..........................  $   100,143  $    93,921  $    76,930    $  18,169

     Revenue in 1996, 1995 and 1994 consists primarily of sales of crude oil to Enron Reserve Acquisition Corp. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions in the opinion of management are no more or less favorable than can be obtained from unaffiliated third parties.

     During the fourth quarter of 1994, EOTT recognized $3 million in revenue related to a contract settlement between EOTT and Enron. The cash for this settlement was received from Enron during the first quarter 1995. In addition, $2.5 million in revenue was recognized by EOTT related to the settlement of a business interruption insurance claim due to a fire at the PPC refinery in November 1994 for which an Enron affiliate provided coverage.

     Other related party balances related to purchases and sales of goods and services have been classified as trade and other receivables or trade accounts payable. Related party receivables at December 31, 1996 and 1995 were $3.8 million and $.4 million, respectively. Related party payables at December 31, 1996 and 1995 were $11.1 million and $8.4 million, respectively. The payables primarily represent amounts owed by EOTT on the purchase of crude oil and other products from Enron affiliates.

     General and Administrative. As is commonly the case with publicly-traded partnerships, EOTT does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The General Partner, under a corporate services agreement, provides services to the Partnership including liability and casualty insurance and certain data processing services. The General Partner is reimbursed by the Partnership for these direct and indirect costs. Those costs were $2.5 million and $1.7 million for the years ended December 31, 1996 and 1995, respectively, and $2.6 million for the nine months ended December 31, 1994. Prior to the formation of the Partnership, Enron charged the Predecessor for the services mentioned above as well as office rent and facility management costs. Such charges were $1.0 million for the three months ended March 31, 1994. Management believes that the charges were reasonable.

     Financing of Pipeline Acquisition. On January 3, 1996, EOTT and Enron concluded financing arrangements related to the acquisition discussed in Note 5 in which the Partnership (i) issued and sold to Enron 1,830,011 Common Units for $29.8 million in cash in a private placement (ii) issued a promissory note to Enron for $24.2 million due

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1996, which carries a per annum interest rate of LIBOR plus 1% through March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996 and (iii) received a $.6 million capital contribution related to the General Partner's approximate 2% interest in the Partnership. The balance of the purchase price was financed through short-term borrowings with Enron. Collectively, these proceeds, together with short-term borrowings from Enron, were used by EOTT to repay the bridge financing discussed in Note 5.

     Special Units. Effective July 16, 1996, EOTT created a new class of limited partner interest designated as Special Units and exchanged the Special Units on a one-for-one basis for the 1,830,011 Common Units issued January 3, 1996 to Enron in connection with the financing of the Amerada Hess acquisition. The Special Units rank pari passu with the Common Units in all distributions and upon liquidation and will vote as a class with the Common Units. The exchange permitted EOTT to avoid the cost of New York Stock Exchange listing of the Common Units issued to Enron in connection with the financing of the acquisition, including the cost associated with seeking Unitholder approval for the listing. The Special Units may become convertible into Common Units on a one-for-one basis in certain events. The Special Units are Common Unit equivalents, and the exchange had no adverse impact on EOTT or on income or distributions per Common Unit.

     Purchase of Common Units. On March 10, 1995, Enron authorized the purchase of up to $15 million of EOTT units on the open market. As of March 15, 1996, Enron had purchased 296,800 EOTT Common Units under the purchase program, excluding the 1.8 million units discussed above.

     Additional Partnership Interests. On May 15, 1995, and August 14, 1995, Enron paid $4.3 million and $4.8 million, respectively in support of EOTT's first and second quarter 1995 distributions to its Common Unitholders and the General Partner. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. The Partnership Agreement has been amended to provide that a holder of APIs may waive the right to receive distributions of such excess Available Cash.

10.  EMPLOYEE BENEFIT AND RETIREMENT PLANS

     Employees of the General Partner are covered by various retirement, stock purchase and other benefit plans of Enron. In April 1993, the General Partner adopted non-qualified benefit plans providing medical, dental, life, accidental death and dismemberment and long-term disability coverage to employees, with all related premiums and costs being incurred by the General Partner. Total benefit costs for 1996 were $6.3 million, including $3.1 million and $1.8 million in costs attributable to non-qualified benefit plans and a profit sharing contribution based on 1996 financial results to the Enron Corp. Savings Plan, respectively. Total benefit costs for 1995 were $2.7 million including $1.3 million in costs attributable to the non-qualified benefit plans. Total benefit costs for the nine months ended December 31, 1994 and three months ended March 31, 1994 were $1.9 million and $.6 million, respectively, and include $.5 million and $.2 million, respectively, in costs attributable to the non-qualified benefit plans.

     Additionally, the General Partner maintains a variable pay plan based on earnings before interest, income taxes, depreciation and amortization of which $8.9 million was recognized in 1996, while none and $2.8 million was recognized in 1995 and 1994, respectively.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The General Partner's employees continue benefit accrual under the Enron Cash Balance Plan. All accrued benefits under the Enron Cash Balance Plan will be preserved in the Enron Cash Balance Plan until the General Partner adopts separate plans or participating employees are eligible for distribution under the plan. The General Partner's employees continue to participate in the Enron Employee Stock Ownership Plan and continue to be eligible for participation in the Enron Corp. Savings Plan.

     As of September 30, 1996, the most recent valuation date, the plan net assets of the Enron noncontributory defined benefit plan, in which the employees of the General Partner participate, were greater than the actuarial present value of projected plan benefit obligations by approximately $5.0 million. As of September 30, 1995, the plan net assets of the Enron noncontributory defined benefit plan, in which the employees of the General Partner participate, were less than the actuarial present value of projected plan benefit obligations by approximately $19.3 million. The assumed discount rate, rate of return on plan assets and rate of increases in wages used in determining the actuarial present value of projected plan benefits were 7.5%, 10.5% and 4.0% in 1996, respectively, and 7.5%, 10.5% and 4.0% in 1995, respectively.

     The General Partner provides certain medical, life insurance and dental benefits under the Enron Retirement Plan, a contributory defined dollar benefit plan, to eligible employees of the General Partner who retire after January 1, 1994 and their eligible surviving spouses. EOTT accrues these postretirement benefit costs over the service lives of employees expected to be eligible to receive such benefits. Enron will retain liability for former employees of the General Partner who retired prior to January 1, 1994 under the Enron Retirement Plan. The accumulated postretirement benefit obligation ("APBO") existing at September 30, 1996 and 1995 totaled $0.8 million and $1.4 million, respectively, of which $0.1 million and $0.1 million, for 1996 and 1995, respectively, is applicable to current retirees and employees currently eligible to retire. The measurement of the APBO assumes a 7.5% and 7.5% discount rate and a health care cost trend rate of 11.0% and 11.7% (grading to 5% over nine years ) in 1996 and 1995, respectively. A 1% increase in the health care cost trend rate would not have a material effect on the APBO and the aggregate of the service cost and interest cost components of net periodic postretirement benefit expense in 1996 and in 1995. EOTT does not currently intend to prefund its obligations under the Enron postretirement benefit plan.

     The components of net periodic postretirement benefit cost for 1996 and 1995 are as follows (in thousands):

                                                           1996        1995
                                                          -------    -------
Service cost............................................  $   107    $   224
Interest cost...........................................       55         97
Return on plan assets...................................        -          -
Net amortization........................................       22         48
                                                          -------    -------
  Total net periodic postretirement benefit cost........  $   184    $   369
                                                          =======    =======

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The funded status as of September 30, 1996 and 1995 of the Enron postretirement benefit plan (attributable to EOTT) reconciles with the amount on the Consolidated Balance Sheet as of December 31, 1996 and 1995 as follows:

                                                                               1996        1995
                                                                              -------    --------
Accumulated postretirement benefit obligation at September 30 (APBO):
    Current retirees ......................................................   $  (148)   $  (140)
    Active employees fully eligible for benefits ..........................       (24)       (23)
    Other active employees ................................................      (604)    (1,218)
                                                                              -------    -------
    Total .................................................................      (776)    (1,381)
Fair value of plan assets at September 30 .................................      --         --
                                                                              -------    -------
APBO (in excess of) less than fair value of plan assets at September 30 ...      (776)    (1,381)
Claims paid during the fourth quarter .....................................      --         --
Unrecognized amounts:
    Transition obligation (asset) .........................................   $  --      $  --
    Prior service cost ....................................................       546        963
    Net loss (gain) .......................................................      (664)      (338)
                                                                              -------    -------
Accrued postretirement benefit cost at December 31 ........................   $  (894)   $  (756)
                                                                              =======    =======

     In January 1994, EOTT adopted the provisions of SFAS No. 112 - "Employers' Accounting for Postemployment Benefits," and recognized an expense of approximately $.4 million. SFAS No. 112 requires that employers providing unemployment, severance and disability-related benefits or continuation of benefits such as health care and life insurance and other postemployment benefits accrue the cost of those benefits over the service lives of the employees expected to receive such benefits. Prior to adoption of SFAS No. 112, such costs were recognized when paid. Subsequent to that date, the liability has not changed materially.

     EOTT Energy Corp. Unit Option Plan. In February 1994, the Board of Directors of the General Partner adopted the 1994 EOTT Energy Corp. Unit Option Plan (the "Unit Option Plan"). Under the Unit Option Plan, selected employees of the General Partner may be granted options to purchase Subordinated Units at a price of $15.00 per Unit as determined by the Compensation Committee of the Board of Directors of the General Partner. Options granted under the Unit Option Plan vest to the employees over a five year service period and will expire on the tenth anniversary of the date of grant. No options are vested or exercisable prior to the third anniversary of the grant.

The following table sets forth the Unit Option Plan transactions for the years ended December 31, 1994, 1995 and 1996:


                                                 Number of
                                               Unit Options
                                               ------------
Outstanding at January 1, 1994 ..............         --
       Granted ..............................    1,290,000
       Exercised ............................         --
       Forfeited ............................         --
                                                 ---------

Outstanding at December 31, 1994 ............    1,290,000
                                                 =========

Available for grant at December 31, 1994 ....      260,000
                                                 =========


                       (Table continued on following page)

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Outstanding at January 1, 1995.......................................    1,290,000
       Granted.......................................................          -
       Exercised.....................................................          -
       Forfeited.....................................................      115,000
                                                                        ----------

Outstanding at December 31, 1995.....................................    1,175,000
                                                                         =========

Available for grant at December 31, 1995.............................      375,000
                                                                        ==========

Outstanding at January 1, 1996.......................................    1,175,000
       Granted.......................................................      160,000
       Exercised.....................................................          -
       Forfeited.....................................................      180,000
                                                                        ----------

Outstanding at December 31, 1996.....................................    1,155,000
                                                                         =========

Available for grant at December 31, 1996.............................      395,000
                                                                        ==========

     In February 1997, the Compensation Committee of the Board of Directors of the General Partner decided that it would not grant any additional options under the Unit Option Plan. In addition, the Unit Option Plan was amended to provide that, if the General Partner and the option holder agree, any option may be exercised on a "net" basis with no cash payment (other than for withholding taxes), so that upon exercise the holder will receive a number of Units with a fair market value equal to the difference between the fair market value of the Units covered by the option and the exercise price of the option. As a result, the General Partner anticipates that the actual number of Units to be issued on exercise of options will be substantially less than the number of Units covered by outstanding Options.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value based method of accounting for stock compensation plans awarded after December 31, 1995 and encourages companies to adopt the fair value based method in SFAS No. 123 in place of the existing accounting method which requires expense recognition only in situations where stock compensation plans award intrinsic value to recipients at the date of grant. Companies that do not follow SFAS No. 123 for accounting purposes must make annual proforma disclosure of its effects. EOTT elected not to adopt the fair value method for accounting purposes. The proforma effect of a fair value based method of accounting was not material to EOTT's results of operations for the years ending December 31, 1996 and 1995.

11.  LITIGATION AND OTHER CONTINGENCIES

      EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership is responsible for all litigation and other claims relating to the business acquired from the Predecessor, although the Partnership will be entitled to the benefit of certain insurance maintained by Enron covering occurrences prior to the closing of the offering. The Partnership believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed below.

     Wyoming Refining Company Matter. EOTT has a possible loss exposure of approximately $1.47 million as a result of a current dispute between Wyoming Refining Company ("WRC") and the U.S. Minerals Management Service ("MMS"). MMS is claiming that it was underpaid by WRC for certain Montana crude oil which was

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

delivered to WRC over a several-year period to 1993. Pursuant to a now-expired crude oil exchange agreement between WRC and EOTT, WRC has indicated that it will expect reimbursement from EOTT for any payment, if any, which WRC ultimately makes to MMS in connection with the MMS claim. The General Partner believes that WRC has valid defenses to the MMS claim, and that the Partnership would have valid defenses to any reimbursement claim by WRC.

      State of Texas Royalty Suit. EOTT was served on November 9, 1995 with a petition styled The State of Texas, et al. vs. Amerada Hess Corporation, et al. The matter was filed in District Court in Lee County, Texas and involves several major oil companies as defendants. The plaintiffs are attempting to put together a class action lawsuit alleging that the defendants acted in concert to buy oil owned by members of the plaintiff class in Lee County, Texas, and elsewhere in Texas, at "posted" prices, which were lower than true market prices. There is not sufficient information in the petition to fully quantify the allegations set forth in the petition, but the General Partner believes that any such claims against the Partnership will prove to be without merit.

     McMahon Foundation and J. Tom Poyner vs. Amerada Hess Corporation, et al. (Including EOTT Energy Operating Limited Partnership), Civil Action No. H-96-1155; United States District Court, Southern District of Texas, Houston Division (Federal Anti-Trust Suit). This suit was filed on April 10, 1996 as a class action complaint for violation of the federal antitrust laws. The relevant area is the entire continental United States, except for Alaska, New York, Ohio, Pennsylvania, West Virginia and the Wilmington Field at Long Beach, California. The plaintiffs claim that there is a combination and conspiracy among the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the price paid for the first purchase of lease production oil sold from leases in which the class members own interests. This was allegedly accomplished by agreement of the defendants to routinely pay for first purchases at posted prices rather than competitive market prices and maintain them in a range below competitive market prices through an undisclosed scheme of using posted prices in buy/sell transactions among themselves to create the illusion that posted prices are genuine market prices. The plaintiffs allege violations from October of 1986 forward. No money amounts were claimed, so it is not possible to determine any potential exposure until further discovery has been done. While the petition is vague and discovery has not yet begun, the General Partner believes the Partnership should be without liability in this or related matters.

     Processing Agreement. In early 1991, EOTT entered into a crude oil processing agreement with a California refiner pursuant to which EOTT's crude oil was processed into refined petroleum products during 1991 and 1992. On December 31, 1992, EOTT entered into a new, long-term processing agreement that replaced the agreement in effect during 1991 and 1992. This agreement was terminated in September 1995 in connection with the termination of EOTT's West Coast processing and asphalt marketing business (See Note 4). The General Partner has been advised by the refiner that environmental conditions exist in the area of the refinery, including soil and groundwater contamination, that are the subject of ongoing, long-term remediation. Conditions of this nature are frequently associated with petroleum refineries. These conditions existed prior to EOTT's original processing agreement and prior to the acquisition of the refinery by the current owners. The General Partner has been advised that the refiner is implementing groundwater and soil remediation that includes retrieval and treatment of the contaminated groundwater and is preparing a long-term groundwater and soil remedial action plan. The General Partner understands that the refiner is working with the regulatory agencies in effecting this remediation.

     It is possible that EOTT could be named as a defendant in any legal action that might be filed as a consequence of environmental conditions associated with the refinery, although the General Partner believes that valid defenses exist to any claim that may be filed with respect to existing environmental conditions. The General Partner cannot predict the nature or size of future claims that might be filed as a consequence of

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

environmental conditions in the area of the refinery. The likelihood of such a claim against EOTT could be increased if the refiner is unable to complete its environmental cleanup and compliance program. In addition, because land surrounding the refinery is devoted to residential, commercial and industrial uses, there may be increased sensitivity within the local community to environmental issues concerning the operations of the refinery. The General Partner can give no assurances as to how courts or regulatory authorities will, in the future, interpret or apply the liability provisions of applicable law, including federal or state environmental laws and regulations.

      General Matters. EOTT believes that it has obtained or has applied for all of the necessary permits required by federal, state, and local environmental agencies for the operation of its business. Further, the Partnership believes that there are no outstanding liabilities or claims relating to environmental matters, individually and in the aggregate, which would have a material adverse impact on the Partnership's financial position or results of operations.

12.  COMMITMENTS

     Operating Leases. EOTT leases certain real property, equipment, and operating facilities under various operating leases. Future non-cancelable commitments related to these items at December 31, 1996, are summarized below (in thousands):

         1997..............................................................................  $     6,398
         1998..............................................................................        4,411
         1999..............................................................................        3,165
         2000..............................................................................        1,650
         2001..............................................................................          498
           Later years.....................................................................            2

     Total lease expense incurred was $ 10.3 million and $7.8 million for the years ended December 31, 1996 and 1995, respectively, and $3.6 million and $1.6 million for the nine months ended December 31, 1994 and the three months ended March 31, 1994, respectively.

13.  OTHER INCOME (EXPENSE), NET

     The components of other income (expense), net are as follows (in thousands):

                                                                                Nine Months  Three Months
                                                             Year Ended            Ended        Ended
                                                            December 31,        December 31,   March 31,
                                                            ------------        ------------   ---------
                                                          1996         1995          1994         1994
                                                          ----         ----          ----         ----
                                                                                              (Predecessor)

Gain (loss) on foreign currency transactions.........  $       (83) $       168  $      (678) $       528
Gain (loss) on disposal of fixed assets..............          (80)         475          229           75
Rental income .......................................           69           74           56           15
Litigation settlements and reserves..................          203          -          1,230        3,000
Other................................................           49          134          110          139
                                                       -----------  -----------  -----------  -----------
   Total.............................................  $       158  $       851  $       947  $     3,757
                                                       ===========  ===========  ===========  ===========

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures on the estimated fair value of financial instruments are presented in accordance with the requirements of SFAS No. 107-"Disclosures About Fair Value of Financial Instruments" and SFAS No. 119-"Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments." Fair value as defined in SFAS No. 107 represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value amounts have been determined by EOTT using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

     Credit Risk. In the normal course of business, EOTT extends credit to various companies in the energy industry. Within this industry, certain elements of credit risk exist and may, to varying degrees, exceed amounts recognized in the accompanying consolidated financial statements, which may be affected by changes in economic or other external conditions and may accordingly impact EOTT's overall exposure to credit risk. EOTT's exposure to credit loss in the event of nonperformance is limited to the book value of the trade commitments included in the accompanying Consolidated Balance Sheets. EOTT manages its exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures. Further, the General Partner believes that its portfolio of receivables is well diversified and that the allowance for doubtful accounts is adequate to absorb any potential losses. EOTT requires collateral in the form of letters of credit for certain of its receivables.

     Market Risk. EOTT trading and non-trading transactions give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. EOTT closely monitors and manages its exposure to market risk to ensure compliance with EOTT's stated risk management policies which are regularly assessed to ensure their appropriateness given EOTT's objectives, strategies and current market conditions.

     The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at December 31, 1996 and 1995 (in millions):

                                                                          1996                       1995
                                                                ------------------------  ------------------------
                                                                  Carrying       Fair       Carrying       Fair
                                                                   Amount        Value       Amount        Value
                                                                -----------  -----------  -----------   ----------
Financial assets
   Cash and cash equivalents..................................  $       5.3  $       5.3  $       2.3   $      2.3
   Foreign currency contracts.................................          -           45.1          -           54.7

Financial liabilities
   Short-term borrowings......................................  $      39.1  $      39.1  $       7.8   $      7.8
   Note payable...............................................         24.2         24.2         85.0         85.0
   Foreign currency contracts.................................          -           45.1          -           54.7
   Long-term liabilities......................................          0.9          0.9          1.5          1.5

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and cash equivalents, short-term borrowings, and notes payable. Fair value for these current assets and liabilities was considered to be the same as the carrying amounts because of their liquidity and market-based interest where applicable.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Foreign currency contracts, energy commodity price swaps, and energy commodity options. Quoted market prices are used in determining the fair value of financial instruments held or issued. If quoted prices are not available, fair values are estimated on the basis of pricing models or quoted prices for financial instruments with similar characteristics.

     Long-term liabilities. These liabilities represent long-term borrowings on which the carrying amounts approximate fair value because the effective annual interest rates of these instruments reflect interest rates at December 31, 1996 and 1995.

OTHER THAN TRADING ACTIVITIES

     EOTT enters into forwards, futures and other contracts to hedge the impact of market fluctuations on assets, lease purchases or other contractual commitments. However, EOTT does not consider its commodity futures and forward contracts to be financial instruments since these contracts require or permit settlement by the delivery of the underlying commodity, and thus are not subject to the provisions of SFAS No. 119. Changes in the market value of these transactions are deferred until the gain or loss is recognized on the hedged transaction at which time such gains and losses are recognized through cost of sales.

     EOTT routinely enters into foreign currency futures contracts to hedge foreign currency exposure from commercial transactions relating to current month crude purchases and sales as well as fixed price swaps. These contracts generally mature in two years or less. At December 31, 1996 and 1995, foreign currency contracts with a notional principal amount of $45.1 million and $54.7 million, respectively, were outstanding, having exchange rates which approximated current market exchange rates.

TRADING ACTIVITIES

     EOTT offers limited price risk management products to the energy sector which were not material to EOTT's financial position or results of operations during 1996 and 1995. These products include swap agreements which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodities specified, options and other contractual arrangements. EOTT accounts for these activities using the mark-to-market method of accounting and records the gain or loss as a cost of sales in the period of the change in the market with an offsetting entry to trade accounts receivable or payable as appropriate.

15.  EXTRAORDINARY ITEM

     Results for 1995 include an extraordinary one-time charge of $1.3 million related to the termination of the credit facility in place prior to obtaining the Enron Facility as described in Note 6.

16.  SUBSEQUENT EVENTS

     On January 21, 1997, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $.475 per Unit for the period October 1, 1996 through December 31, 1996. The total distribution of approximately $9.1 million was paid on February 14, 1997 to the all Unitholders of record as of the close of business on January 31, 1997.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On February 1, 1997, the Partnership acquired more than 400 miles of crude oil pipelines in Louisiana and Texas from CITGO Pipeline Company for approximately $12 million which was financed with short-term borrowings under the Term Loan.

17.  BUSINESS SEGMENT INFORMATION

     EOTT's operating activities are divided into two business segments:

     North American Crude Oil: EOTT gathers and transports crude oil from producers east of the Rocky Mountains, in California, and in Canada via a fleet of 309 owned or leased transport vehicles and through approximately 1,727 miles of proprietary and common carrier pipelines operated in 17 states. It also markets and trades crude oil utilizing various domestic and international trading points.

     Refined Products Marketing: EOTT markets and trades a variety of wholesale gasolines, fuel oils and distillates through a large number of rack and storage locations along a strategic network of products pipelines.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)

                                                    NORTH          REFINED       CORPORATE
                                                  AMERICAN        PRODUCTS         AND
                                                  CRUDE OIL       MARKETING       OTHER        CONSOLIDATED
                                                  ---------       ---------     ----------     ------------

YEAR ENDED DECEMBER 31, 1996

Unaffiliated revenue...........................  $ 6,758,273    $   711,457     $      -       $ 7,469,730
Intersegment revenue (a).......................          448            478           (926)            -
                                                 -----------    -----------     -----------    -----------
   Total revenue...............................    6,758,721        711,935           (926)      7,469,730
                                                 -----------    -----------     -----------    -----------
Operating income (loss)........................       54,627          1,496        (24,261)         31,862
Other expense..................................          -              -           (3,053)         (3,053)
                                                 -----------    -----------     -----------    ------------
Net income (loss)..............................       54,627          1,496        (27,314)         28,809
                                                 -----------    -----------     ----------     -----------
Identifiable assets............................      947,732         54,174         24,291       1,026,197
                                                 -----------    -----------     ----------     -----------
Additions to property, plant and
   equipment...................................        4,484            -            2,239           6,723
                                                 -----------    -----------     ----------     -----------
Depreciation and amortization..................       14,523            136          1,061          15,720
                                                 -----------    -----------     ----------     -----------

----------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995

Unaffiliated revenue...........................  $ 4,703,798    $   384,442     $      -       $ 5,088,240
Intersegment revenue (a).......................          450            627         (1,077)            -
                                                 -----------    -----------     ----------     -----------
   Total revenue...............................    4,704,248        385,069         (1,077)      5,088,240
                                                 -----------    -----------     ----------     -----------
Operating income (loss)........................       29,273         (1,256)       (19,679)          8,338
Other expense..................................          -              -           (2,618)         (2,618)
                                                 -----------    -----------     -----------    ------------
Income (loss) from continuing operations.......       29,273         (1,256)       (22,297)          5,720
                                                 -----------    -----------     ----------     -----------
Identifiable assets (b)........................      579,115         38,644         78,368         696,127
                                                 -----------    -----------     ----------     -----------
Additions to property, plant and
   equipment...................................       64,583             74          2,365          67,022
                                                 -----------    -----------     ----------     -----------
Depreciation and amortization..................        9,032            122          1,358          10,512
                                                 -----------    -----------     ----------     -----------

----------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED DECEMBER 31, 1994

Unaffiliated revenue.........................    $ 3,775,017(c) $   252,613     $      -       $ 4,027,630
Intersegment revenue (a).....................            -              -              -               -
                                                 -----------    -----------     ----------     -----------
   Total revenue.............................      3,775,017        252,613            -         4,027,630
                                                 -----------    -----------     ----------     -----------
Operating income (loss)......................         22,864          4,367        (13,681)         13,550
Other expense................................            -              -           (1,831)         (1,831)
                                                 -----------    -----------     -----------    ------------
Income (loss) from continuing operations.....         22,864          4,367        (15,512)         11,719
                                                 -----------    -----------     ----------     -----------
Identifiable assets (b)......................        556,543         34,806        117,648         708,997
                                                 -----------    -----------     ----------     -----------
Additions to property, plant and
   equipment.................................          9,741            113          2,504          12,358
                                                 -----------    -----------     ----------     -----------
Depreciation and amortization................          7,472            170          1,332           8,974
                                                 -----------    -----------     ----------     -----------
----------------------------------------------------------------------------------------------------------

                                            (Table continued on following page)

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    NORTH          REFINED       CORPORATE
                                                  AMERICAN        PRODUCTS         AND
                                                  CRUDE OIL       MARKETING       OTHER        CONSOLIDATED
                                                  ---------       ---------      ---------     ------------

THREE MONTHS ENDED MARCH 31, 1994
   (PREDECESSOR)

Unaffiliated revenue.........................    $ 1,112,327    $   120,247     $      -       $ 1,232,574
Intersegment revenue (a).....................            -              -              -               -
                                                 -----------    -----------     ----------     -----------
   Total revenue.............................      1,112,327        120,247            -         1,232,574
                                                 -----------    -----------     ----------     -----------
Operating income (loss)......................          6,228            604         (6,333)            499
Other income (d).............................            -              -            3,752           3,752
                                                 -----------    -----------      ---------     -----------
Income (loss) from continuing operations.....          6,228            604         (2,581)          4,251
                                                 -----------    -----------     ----------     -----------
Additions to property, plant and
   equipment.................................          1,991            125          1,473           3,589
                                                 -----------    -----------     ----------     -----------
Depreciation and amortization................          2,585             65            155           2,805
                                                 -----------    -----------     ----------     -----------


----------------------------------------------------------------------------------------------------------


(a) Intersegment sales are made at prices comparable to those received from unaffiliated customers.
(b)  Corporate and other includes net assets of discontinued operations.
(c) Includes $3 million related to a contract settlement between EOTT and Enron.
(d) Includes $3 million recognized related to amounts due from a bankruptcy proceeding.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     (In Thousands, Except Per Unit Amounts)


                                              FIRST         SECOND          THIRD          FOURTH
                                             QUARTER        QUARTER        QUARTER         QUARTER         TOTAL
                                             -------        -------        -------         -------         -----
1996
   Revenues.............................  $ 1,552,220     $ 1,692,296    $ 1,822,369    $ 2,402,845     $ 7,469,730
   Gross margin.........................       32,245          46,376         35,142         35,764         149,527
   Operating income.....................        5,127          10,627          7,468          8,640          31,862
                                          -----------     -----------    -----------    -----------     -----------
   Net income...........................        4,266          10,012          7,184          7,347          28,809
                                          ===========     ===========    ===========    ===========     ===========

   Net income per Unit..................         0.22           0.52            0.37           0.38            1.50
                                          ===========     ===========    ===========    ===========     ===========

   Cash distributions per Common Unit (1)       0.475          0.475           0.475          0.475           1.900
                                          ===========     ===========    ===========    ===========     ===========


-------------------------------------------------------------------------------------------------------------------

1995 (2)
   Revenues.............................  $ 1,284,991     $ 1,233,954    $ 1,191,314    $ 1,377,981     $ 5,088,240
   Gross margin.........................       21,915          21,726         23,994         24,166          91,801
   Operating income (loss)..............         (153)          2,741          3,715          2,035           8,338
   Income (loss) from
     continuing operations .............       (1,396)          2,028          3,608          1,480           5,720
   Income (loss) from
     discontinued operations (3)........       (8,595)        (54,385)           950         (3,808)        (65,838)
   Extraordinary item...................          -            (1,315)           -              -            (1,315)
                                          -----------     -----------    -----------    -----------     -----------
   Net income (loss)....................       (9,991)        (53,672)         4,558         (2,328)        (61,433)
                                          ===========     ===========    ===========    ===========     ===========
   Net income (loss) per Unit
     Continuing operations..............        (0.08)          0.12            0.21           0.09            0.33
     Discontinued operations (3)........        (0.49)         (3.13)           0.05          (0.22)          (3.79)
     Extraordinary item.................          -            (0.08)            -              -             (0.08)
                                          -----------     -----------    -----------    -----------     -----------
   Total................................        (0.57)         (3.09)           0.26          (0.13)          (3.54)
                                          ===========     ===========    ===========    ===========     ===========

   Cash distributions per Common Unit (1)       0.425          0.425           0.475          0.475           1.800
                                          ===========     ===========    ===========    ===========     ===========

-------------------------------------------------------------------------------------------------------------------

(1) Cash distributions are shown in the quarter paid and are based on the prior quarter's earnings.
(2) First quarter 1995 amounts have been reclassified to reflect the discontinuance of EOTT's West Coast Operations.
(3) Reflects losses incurred in connection with EOTT's decision to exit its West Coast processing and asphalt marketing business. See additional discussion in Note 4.

                                                                    SCHEDULE II
                           EOTT ENERGY PARTNERS, L.P.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (In Thousands)


================================================================================


                                                            Balance at   Charged to                  Balance
                                                             Beginning    Costs and    Deductions    at End
                                                             of Period    Expenses      and Other   of Period
                                                             ---------    ---------    ----------   ---------

Three months ended March 31, 1994 (Predecessor):
   Allowance for Doubtful Accounts........................  $     4,525  $       450  $      (627) $     4,348
   Litigation and Other Reserves (a)......................  $        16  $      -     $      -     $        16

Nine months ended December 31, 1994 (Partnership):
   Allowance for Doubtful Accounts........................  $     4,348  $     1,350  $    (3,041) $     2,657
   Litigation and Other Reserves (a)......................  $        16  $      -     $      -     $        16

Year ended December 31, 1995 (Partnership)
   Allowance for Doubtful Accounts........................  $     2,657  $       900  $    (1,160) $     2,397
   Litigation and Other Reserves (a)......................  $        16  $      -     $       (16) $       -

Year ended December 31, 1996 (Partnership):
   Allowance for Doubtful Accounts........................  $     2,397  $       700  $      (831) $     2,266

------------
(a) Litigation and other reserves are included in other liabilities on the consolidated balance sheets.

                               INDEX TO EXHIBITS



Exhibit
Number                        Description
-------------------------------------------------------------------------------

  3.1  -- Form of Partnership Agreement of EOTT Energy Partners, L.P.
          (incorporated by reference to Exhibit 3.1 to Registration Statement,
          File No. 33-73984)

  3.2  -- Amendment No. 1 dated as of August 8, 1995, to the Amended and
          Restated Agreement of Limited Partnership of EOTT Energy Partners,
          L.P. (incorporated by reference to Exhibit 3.2 to Annual Report on
          Form 10-K for the Year Ended December 31, 1995)

  3.3  -- Amendment No. 2 dated as of July 16, 1996, to the Amended and Restated
          Agreement of Limited Partnership of EOTT Energy Partners, L.P.
          (incorporated by reference to Exhibit 3.3 to Quarterly Report on Form
          10-Q for the Quarter Ended June 30, 1996)

 *3.4 -- Amendment No. 3 dated as of February 13, 1997, to the Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners,
          L.P.

 10.01 -- Pipeline Drip Collection Agreement dated as of February 1, 1993 between
          Northern Natural Gas Company and Enron Oil Trading & Transportation
          Company (incorporated by reference to Exhibit 10.02 to Registration
          Statement, File No. 33-73984)

*10.02 -- Form of Employment Agreement between EOTT Energy Corp. and Steven A.
          Appelt

 10.03 -- Form of Employment Agreement between EOTT Energy Corp. and
          Philip J. Hawk (incorporated by reference to Exhibit 10.07 to
          Registration Statement, File No. 33-73984)

 10.04 -- Form of Corporate Services Agreement between Enron Corp. and
          EOTT Energy Corp. (incorporated by reference to Exhibit 10.08 to
          Registration Statement, File No. 33-73984)

 10.05 -- Form of Contribution and Closing Agreement between EOTT
          Energy Corp. and EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 10.09 to Registration Statement, File No.
          33-73984)

 10.06 -- Form of Ancillary Agreement by and among Enron Corp., EOTT
          Energy Partners, L.P., EOTT Energy Operating Limited Partnership,
          EOTT Energy Pipeline Limited Partnership, EOTT Energy Canada Limited
          Partnership, and EOTT Energy Corp. (incorporated by reference to
          Exhibit 10.10 to Registration Statement, File No. 33-73984)

 10.07 -- Agreement to Increase and Extend Distribution Support dated
          August 8, 1995, amending the Ancillary Agreement referenced in 10.06
          (incorporated by reference to Exhibit 10.07 to Annual Report on Form
          10-K for the Year Ended December 31, 1995)

 10.08 -- Form of Amended and Restated Agreement of Limited
          Partnership of EOTT Energy Operating Limited Partnership
          (incorporated by reference to Exhibit 10.11 to Registration
          Statement, File No. 33-73984)

 10.09 -- EOTT Energy Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to Registration Statement, File No.
          33-73984)

 10.10 -- EOTT Energy Corp. 1994 Unit Option Plan and the related
          Option Agreement (incorporated by reference to Exhibit 10.15 to
          Registration Statement, File No. 33-73984)

 10.11 -- EOTT Energy Corp. Severance Pay Plan (incorporated by reference to Exhibit 10.16 to Registration Statement, File No.
          33-73984)

 10.12 -- Executive Employment Agreement effective March 24, 1994 between EOTT Energy Corp. and executive officers with employment agreements. (incorporated by reference to Exhibit 10.05 to Registration Statement, File No. 33-73984)

 10.13 -- Credit Agreement dated as of June 30, 1995 between EOTT
          Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.13 to Annual
          Report on Form 10-K for the Year Ended December 31, 1995)

 10.14 -- Credit Agreement dated as of January 3, 1996 between EOTT
          Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.14 to Annual
          Report on Form 10-K for the Year Ended December 31, 1995)

*10.15 -- Amendment dated December 19, 1996 to the Credit Agreement dated as of June 30, 1995 between EOTT Energy Operating Limited
          Partnership as Borrower, and Enron Corp., as Lender

*10.16 -- Amendment dated February 25, 1997 to the Credit Agreement dated as of June 30, 1995 between EOTT Energy Operating Limited
          Partnership as Borrower, and Enron Corp., as Lender

*10.17 -- Amendment dated February 25, 1997 to the Credit Agreement dated as of January 3, 1996 between EOTT Energy Operating Limited
          Partnership as Borrower, and Enron Corp., as Lender

*10.18 -- Amendment dated as of February 13, 1997, to the EOTT Energy
          Corp. 1994 Unit Option Plan

  11.1 -- Statement Regarding Computation of Per Share Earnings (See
          Note 3 to the Consolidated Financial Statements--"Net Income Per
          Unit")

  18.1 -- Preferability Letter on Change in Accounting Principle
          (incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996)

  21.1 -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the Year Ended
          December 31, 1994)

* 27.1 -- Financial Data Schedule

------------------
*  Filed herewith