Form 10-Q
period 1997-03-31
EOTT ENERGY PARTNERS LP
filed 1997-05-15
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                Delaware                                76-0424520
------------------------------------------       ------------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

            1330 Post Oak Boulevard
                  Suite 2700
                Houston, Texas                            77056
------------------------------------------       ------------------------
   (Address of principal executive offices)             (Zip Code)

                                 (713) 993-5200
              ----------------------------------------------------
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

                           EOTT ENERGY PARTNERS, L.P.

                               TABLE OF CONTENTS


                                                                                                      Page

                                           PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended March 31, 1997 and 1996.........................................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      March 31, 1997 and December 31, 1996...............................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Three Months Ended March 31, 1997 and 1996.........................................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Three Months Ended March 31, 1997..................................................................6

   Notes to Condensed Consolidated Financial Statements..................................................7


ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................................................12

                                            PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................................................17

ITEM 6.  Exhibits and Reports on Form 8-K...............................................................17

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ------------------------------
                                                                                    1997              1996
                                                                                -------------    -------------
Revenue......................................................................   $   2,279,168    $   1,552,220

Cost of Sales................................................................       2,244,250        1,519,975
                                                                                -------------    -------------

Gross Margin.................................................................          34,918           32,245

Expenses
   Operating expenses........................................................          25,451           23,173
   Depreciation and amortization.............................................           4,124            3,945
                                                                                -------------    -------------
     Total...................................................................          29,575           27,118
                                                                                -------------    -------------

Operating Income ............................................................           5,343            5,127

Other Income (Expense)
   Interest income...........................................................             126               68
   Interest and related charges..............................................          (1,403)            (918)
   Other, net................................................................            (152)             (11)
                                                                                -------------    -------------
     Total...................................................................          (1,429)            (861)
                                                                                -------------    -------------


Net Income...................................................................   $       3,914    $       4,266
                                                                                =============    =============

Net Income Per Unit..........................................................   $        0.20    $        0.22
                                                                                =============    ==============

Number of Units Outstanding..................................................          18,830           18,830
                                                                                =============    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           1997           1996
                                                                                      -------------  --------------
                                 ASSETS
Current Assets
    Cash and cash equivalents.......................................................  $         187  $        5,261
    Trade and other receivables, net of allowance for doubtful
       accounts of $2,503 and $2,266, respectively..................................        554,649         704,784
    Inventories.....................................................................        152,023         169,298
    Other ..........................................................................         21,921           9,496
                                                                                      -------------  --------------
       Total current assets.........................................................        728,780         888,839
                                                                                      -------------  --------------

Property, Plant & Equipment, at cost................................................        227,463         213,449
    Less: Accumulated depreciation..................................................         89,287          85,667
                                                                                      -------------  --------------
       Net property, plant & equipment..............................................        138,176         127,782
                                                                                      -------------  --------------

Other Assets, net of amortization...................................................          9,068           9,576
                                                                                      -------------  --------------

Total Assets........................................................................  $     876,024  $    1,026,197
                                                                                      =============  ==============

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable .........................................................  $     664,755  $      818,673
    Accrued taxes payable...........................................................          6,985           8,465
    Note payable - affiliate (Note 4)...............................................         39,300          24,228
    Short-term borrowings - affiliate...............................................         39,800          38,500
    Short-term borrowings...........................................................            623             615
    Other...........................................................................         13,788          19,521
                                                                                      -------------  --------------
       Total current liabilities....................................................        765,251         910,002
                                                                                      -------------  --------------

Long-Term Liabilities...............................................................            721             931
                                                                                      -------------  --------------
Commitments and Contingencies (Note 8)

Additional Partnership Interests (Note 6)...........................................          9,091           9,091
                                                                                      -------------  --------------

Partners' Capital
    Common Unitholders..............................................................         31,271          33,984
    Special Unitholders.............................................................         29,412          29,908
    Subordinated Unitholders........................................................         38,166          40,065
    General Partner.................................................................          2,112           2,216
                                                                                      -------------  --------------
Total Partners' Capital.............................................................        100,961         106,173
                                                                                      -------------  --------------

Total Liabilities and Partners' Capital.............................................  $     876,024  $    1,026,197
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

                           EOTT ENERGY PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            1997          1996
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

    Reconciliation of net income to net cash
       provided by operating activities -
    Net income ........................................   $   3,914    $   4,266
       Depreciation ...................................       3,616        3,465
       Amortization of intangible assets ..............         508          480
       (Gains) losses on disposal of assets ...........          --           12
       Changes in components of working capital -
         Receivables ..................................     150,135      (46,467)
         Inventories ..................................      17,275       39,708
         Other current assets .........................     (12,425)      (4,378)
         Trade payables ...............................    (153,918)      20,766
         Accrued taxes payable ........................      (1,480)         911
         Other current liabilities ....................      (5,733)      11,367
       Discontinued operations ........................          --         (604)
                                                          ---------    ---------
Net Cash Provided By Operating Activities .............       1,892       29,526
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from sale of property, plant and equipment          --          364
    Additions to property, plant and equipment ........     (14,014)      (2,195)
    Other, net ........................................           4           --
                                                          ---------    ---------
Net Cash Used In Investing Activities .................     (14,010)      (1,831)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Decrease in short-term borrowings .................        (202)      (5,120)
    Increase in short-term borrowings - affiliate .....       1,300       17,800
    Decrease in note payable ..........................          --      (85,000)
    Increase in note payable - affiliate ..............      15,072       24,228
    Distributions to Unitholders ......................      (9,126)      (4,846)
    Issuance of Common Units ..........................          --       29,772
    Contribution from General Partner .................          --          604
                                                          ---------    ---------
Net Cash Provided By (Used In) Financing Activities ...       7,044      (22,562)
                                                          ---------    ---------

Increase (Decrease) In Cash and Cash Equivalents ......      (5,074)       5,133

Cash and Cash Equivalents, Beginning of Period ........       5,261        2,276
                                                          ---------    ---------

Cash and Cash Equivalents, End of Period ..............   $     187    $   7,409
                                                          =========    =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                         COMMON           SPECIAL       SUBORDINATED        GENERAL
                                       UNITHOLDERS      UNITHOLDERS      UNITHOLDERS        PARTNER
                                      -------------    -------------    -------------    -------------
Balance at December 31, 1996 ......   $      33,984    $      29,908    $      40,065    $       2,216

Net income ........................           2,037              373            1,426               78

Cash distributions ................          (4,750)            (869)          (3,325)            (182)
                                      -------------    -------------    -------------    -------------
Balance at March 31, 1997 .........   $      31,271    $      29,412    $      38,166    $       2,112
                                      =============    =============    =============    =============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of March 31, 1997 and December 31, 1996, and the results of operations, cash flows and changes in partners' capital for the three months ended March 31, 1997 and 1996.

     The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC.

     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

2.   FORMATION AND OFFERING

     On March 24, 1994, the General Partner completed an initial public offering of 10 million Common Units at $20.00 per unit, representing limited partner interests in the Partnership. In addition to its aggregate approximate 2% general partner interest in the Partnership, the General Partner owns an approximate 37% subordinated limited partner interest. Enron, through its purchase of EOTT Common Units on the open market, directly holds an approximate 11% interest in the Partnership.

3.   ACQUISITION OF PIPELINE ASSETS

     On February 1, 1997, the Partnership acquired over 400 miles of intrastate and interstate common carrier pipelines in Louisiana and Texas from CITGO Pipeline Company ("CITGO Pipeline Acquisition"). Current shipped volumes associated with these assets amount to approximately 48,000 barrels per day from leases in certain regions of ArkLaTex, West Texas and southern Louisiana. Storage associated with the pipeline systems totals approximately 0.5 million barrels. The purchase price was approximately $12 million and was financed with term debt from Enron.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   CREDIT RESOURCES AND LIQUIDITY

      On June 30, 1995, Enron agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility is $600 million, as amended December 19, 1996, and the facility has a maturity of March 31, 1998, as amended February 25, 1997. The agreement contains sublimits on the availability of the Enron Facility of $75 million for working capital loans and $200 million for letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at the London Interbank Offered Rate ("LIBOR") plus .25% per annum.

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

     At December 31, 1996, EOTT had an additional $24.2 million of term debt outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing was initially provided at a rate of LIBOR plus 1% per annum until March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996. On February 25, 1997, with an effective date of February 11, 1997, this note was extended in maturity to March 31, 1998 from its March 31, 1997 maturity date and the amount available was increased to $39.3 million. In connection with the CITGO Pipeline Acquisition, an additional $12 million of term debt was borrowed to finance the acquisition.

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

     At December 31, 1996, EOTT was in technical violation of the negative covenant relating to the Leverage Ratio in the Enron Facility and Term Loan - due principally to increased volumes of business and increases in the price of crude. At March 31, 1997, EOTT was in violation of the Leverage Ratio and the Minimum Working Capital Ratio due principally to increased volumes of business. EOTT received waivers from Enron for both periods.

     At December 31, 1995, EOTT had $85 million of short-term borrowings outstanding with a commercial bank. Such borrowings were at an average annual interest rate of 7.0% and primarily funded the working capital requirements as well as the bridge financing utilized in the Mississippi-Alabama pipeline acquisition from Amerada Hess Corporation. Subsequent to year end 1995, as further discussed in Note 6 to the Condensed Consolidated Financial Statements, the short-term borrowings were repaid.

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

     The Partnership's ability to obtain letters of credit to support its purchases of crude oil or refined petroleum products is fundamental to the Partnership's gathering and marketing activities. Additionally, EOTT has a significant need for working capital due to the large dollar volume of trading and marketing transactions in which it engages. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support,

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


may make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash as defined in the Partnership Agreement and amendments thereto.

     Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form which is filed as an exhibit to the Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was $1.1 million and $0.8 million for the three months ended March 31, 1997 and 1996, respectively.

     On January 5, 1996, EOTT repaid the outstanding balance of the loan related to the financing of an information systems development project.

6.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates are as follows (in thousands):

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       ------------------------
                                                                          1997          1996
                                                                       ----------    ----------
     Revenue.........................................................  $   14,826    $    6,229
     Cost of Sales...................................................      25,904        26,579

     Revenue in 1997 and 1996 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions, in the opinion of management, are no less favorable than can be obtained from unaffiliated third parties.

     Related party receivables at March 31, 1997 and December 31, 1996 were $2.6 million and $3.8 million, respectively, and are classified as trade and other receivables. Related party payables at March 31, 1997 and December 31, 1996 were $7.6 million and $11.1 million, respectively, and are classified as trade accounts payable.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Additional Partnership Interests ("APIs"). On May 15, 1995 and August 14, 1995, Enron paid $4.3 million and $4.8 million, respectively in support of EOTT's first and second quarter 1995 distributions to its Common Unitholders and the General Partner. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. In February 1997, the General Partner amended the Partnership agreement to provide that a holder of APIs may, at it's option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. Enron has committed to support payment of EOTT common distributions up to an aggregate of $29 million through March 1998, as necessary.

     Financing of Pipeline Acquisition. On January 3, 1996, EOTT and Enron concluded financing arrangements related to the acquisition of pipeline and related assets from Amerada Hess Corporation in which the Partnership (i) issued and sold to Enron 1,830,011 Common Units for $29.8 million in cash in a private placement which were subsequently exchanged for Special Units in July 1996 (ii) issued a promissory note to Enron for $24.2 million originally due June 30, 1996 (subsequently amended to March 31, 1998), which carries a per annum interest rate of LIBOR plus 1% through March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996 (see Note 4 for further discussion) and (iii) received a $.6 million capital contribution related to the General Partner's approximate 2% interest in the Partnership. The balance of the purchase price was financed through short-term borrowings from Enron. Collectively, these proceeds, together with short-term borrowings from Enron, were used by EOTT to repay the bridge financing discussed in Note 4.

     As discussed further in Note 3, the CITGO Pipeline Acquisition was financed with term debt from Enron.

7.   OTHER INCOME (EXPENSE), NET

     The components of other income (expense), net are as follows (in thousands):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1997           1996
                                                                       --------       --------
     Loss on foreign currency transactions...........................  $   (190)      $    (18)
     Gain (loss) on disposal of fixed assets.........................         2            (12)
     Other...........................................................        36             19
                                                                       --------       --------
         Total.......................................................  $   (152)      $    (11)
                                                                       ========       ========

8.   LITIGATION AND OTHER CONTINGENCIES

     EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership is responsible for all litigation and other claims relating to the business acquired from EOTT Energy Corp., although the Partnership will be entitled to the benefit of certain insurance maintained by Enron covering occurrences prior to the closing of the offering. The Partnership believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed in "Part I, Item 3. Legal Proceedings" of EOTT's Annual Report filed on Form 10-K for the year ended December 31, 1996.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The Partnership believes that it has obtained or has applied for all of the necessary permits required by federal, state, and local environmental agencies for the operation of its business. Further, the Partnership believes that there are no outstanding liabilities or claims relating to environmental matters individually, and in the aggregate, which would have a material adverse impact on the Partnership's financial position or results of operations.

9.   NEW ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share". SFAS No. 128 is effective for fiscal years beginning after December 15, 1997 and when adopted, it will require restatement of prior years' net income
(loss) per unit. SFAS No. 128 is intended to provide consistency in the calculation of earnings per share in the United States with the calculation in other countries and reduce the complexity of the earnings per share calculation. The Partnership is currently evaluating the effects of SFAS 128; however, management believes that the new standard will not have a dilutive effect on net income per unit.


10.  SUBSEQUENT EVENTS

     On April 18, 1997, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $.475 for all Units for the period January 1, 1997 through March 31, 1997. The first quarter distribution will be paid on May 15, 1997 to the General Partner and all other Unitholders of record as of April 30, 1997 from the Partnership's Available Cash.

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

RESULTS OF OPERATIONS

     EOTT reported net income of $3.9 million or $.20 per unit for the first quarter of 1997 compared to net income of $4.3 million or $.22 per unit for the first quarter of 1996. The first quarter results reflect higher lease volumes plus an increase in pipeline transportation revenues as a result of the recent acquisition of crude oil pipelines from CITGO Pipeline Company offset by reduced margins in the Partnership's core crude oil gathering business.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                   1997              1996
                                                                                ----------       -----------
Revenues:
   North American crude oil..................................................   $  2,016.3       $   1,410.9
   Refined products marketing................................................        262.9             142.3
   Intersegment revenues.....................................................            -              (1.0)
                                                                                ----------       -----------
     Total...................................................................   $  2,279.2       $   1,552.2
                                                                                ==========       ===========

Gross margin:
   North American crude oil..................................................   $     33.3       $      31.5
   Refined products marketing................................................          1.6               0.7
                                                                                ----------       -----------
     Total...................................................................   $     34.9       $      32.2
                                                                                ==========       ===========

Operating income (loss):
   North American crude oil..................................................   $     10.1       $      11.4
   Refined products marketing................................................           .9                 -
   Corporate.................................................................         (5.7)             (6.3)
                                                                                ----------       -----------
     Total...................................................................   $      5.3       $       5.1
                                                                                ==========       ===========

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996.

     North American Crude Oil: Operating income for the North American Crude Oil segment was $10.1 million for the first quarter 1997, compared to $11.4 million for the same period in 1996. Gross margin increased $1.8 million to $33.3 million in the first quarter of 1997 due primarily to higher pipeline transportation revenues related to the recent acquisition of pipeline assets (see Note 3 to the Condensed Consolidated Financial Statements), combined with a six percent increase in crude lease purchases from 297,500 barrels per day ("bpd") for the first quarter 1996 to 314,500 bpd in 1997. Operating expenses of $23.2 million for the first quarter 1997 were $3.1 million higher than in the first quarter of 1996 due primarily to operating costs associated with the recent acquisition of pipeline assets and higher operating costs primarily associated with the increase in lease volumes.

     Refined Products Marketing: Refined Products Marketing operating income was $0.9 million for the first quarter 1997 compared to negligible operating income for the same period in 1996. Trade volumes were 108,700 bpd in the first quarter of 1997 compared to 65,700 bpd in 1996. Gross margin increased $0.9 million to $1.6 million in the first quarter of 1997 due primarily to higher distillate demand in the Northeast versus 1996. Additionally, operating expenses for the first quarter of 1997 were relatively flat compared to the same period last year.

     Corporate and Other: Corporate costs were $5.7 million for the first quarter 1997 compared to $6.3 million in the first quarter 1996. The decrease is due primarily to lower systems operating costs and lower liability and casualty insurance costs. Other income (expense), net, consisting primarily of losses on transactions denominated in foreign currency increased $0.1 million in the first quarter 1997 compared to the same period in 1996. Interest and related charges in the first quarter 1997 were $1.4 million compared to $0.9 million for the same period in 1996. The increase is due to higher average short-term debt required to meet working capital needs, primarily related to higher crude inventories and debt used to finance the recent acquisition of crude oil pipeline assets.

LIQUIDITY AND CAPITAL RESOURCES

General

     Management expects that short-term cash requirements will be met primarily by cash generated from operations in addition to lines of credit provided by Enron, more fully described in Note 4 to the Condensed Consolidated Financial Statements. Management expects cash generated from operations will be sufficient to fund short-term liquidity as well as sustaining capital expenditures for the foreseeable future.

Cash Flows From Operating Activities

     Net cash provided by operating activities decreased $27.6 million to $1.9 million for the first quarter of 1997 compared to $29.5 million for the same period in 1996 primarily due to increases in inventory.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $14.0 million for the first quarter of 1997 compared to $1.8 million for the same period in 1996, primarily due to the acquisition noted above. There were no asset sales in 1997 compared to $.4 million in proceeds from asset sales in 1996. Additions to property, plant, and equipment of $14.0 million in 1997 include $12 million for the pipeline acquisition, $1.0 million for pipeline connections

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


and improvements and $.2 million for information systems development. The Partnership expects to incur approximately $4-5 million in sustaining capital expenditures for the remainder of 1997.

Cash Flows From Financing Activities

     Net cash provided by financing activities totaled $7.0 million for the first quarter of 1997 compared to net cash used of $22.6 million for the same period in 1996. The 1997 amount primarily represents short-term borrowings to fund working capital needs and finance the recent pipeline acquisition reduced by full distributions paid to all Unitholders for the period October 1, 1996 through December 31, 1996. During the first quarter 1996, EOTT issued 1.8 million Common Units in exchange for $29.8 million in a private placement with Enron. EOTT also received $24.2 million in exchange for a promissory note issued to Enron. These proceeds, together with other short term borrowings from Enron, were used by EOTT to repay $85 million in bridge financing related in part to the acquisition of pipeline assets from Amerada Hess on December 29, 1995.

Working Capital and Credit Resources

     On June 30, 1995, Enron agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility is $600 million, as amended December 19, 1996, and the facility has a maturity of March 31, 1998, as amended February 25, 1997. The agreement contains sublimits on the availability of the Enron Facility of $75 million for working capital loans and $200 million for letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at the London Interbank Offered Rate ("LIBOR") plus .25% per annum.

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

     At December 31, 1996, EOTT had an additional $24.2 million of term debt outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing was initially provided at a rate of LIBOR plus 1% per annum until March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996. On February 25, 1997, with an effective date of February 11, 1997, this note was extended in maturity to March 31, 1998 from its March 31, 1997 maturity date and the amount available was increased to $39.3 million. In connection with the CITGO Pipeline Acquisition, an additional
$12 million of term debt was borrowed to finance the acquisition.

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

     At December 31, 1996, EOTT was in technical violation of the negative covenant relating to the Leverage Ratio in the Enron Facility and Term Loan - due principally to increased volumes of business and increases in the price of crude. At March 31, 1997, EOTT was in violation of the Leverage Ratio and the Minimum Working Capital Ratio due principally to increased volumes of business. EOTT received waivers from Enron for both periods.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


     At December 31, 1995, EOTT had $85 million of short-term borrowings outstanding with a commercial bank. Such borrowings were at an average annual interest rate of 7.0% and primarily funded the working capital requirements as well as the bridge financing utilized in the Mississippi-Alabama pipeline acquisition from Amerada Hess Corporation. Subsequent to year end 1995, as further discussed in Note 6 to the Condensed Consolidated Financial Statements, the short-term borrowings were repaid.

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

     The Partnership's ability to obtain letters of credit to support its purchases of crude oil or refined petroleum products is fundamental to the Partnership's gathering and marketing activities. Additionally, EOTT has a significant need for working capital due to the large dollar volume of trading and marketing transactions in which it engages. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, may make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash as defined in the Partnership Agreement and amendments thereto.

     Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form which is filed as an exhibit to the Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     MQD is $0.475 per unit with respect to each quarter. Enron has committed to provide total cash distribution support, with respect to quarters ending on or before March 31, 1998, in an amount up to an aggregate of $29 million in exchange for additional partnership interests ("APIs"). As a result of the losses from discontinued operations EOTT did not have sufficient Available Cash to make the 1995 first or second quarter MQD. Accordingly, first and second quarter Common Unit and General Partner distributions totaling $4.3 million and $4.8 million, respectively, were made from the Enron cash support commitment. The APIs purchased by Enron are not entitled to cash distributions or voting rights. The APIs are required to be redeemed if and to the extent that Available Cash for any quarter exceeds an amount necessary to distribute the MQD on all Common and Subordinated Units and to eliminate arrearages, if any, in the MQD on Common Units for prior periods. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


      The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

OUTLOOK

      Gross margins for 1996 benefited from unusually strong crude oil market conditions which enabled higher per barrel margins in the core crude oil gathering business. Due to the volatility of crude oil prices in 1997, crude oil gathering margins are suffering industry-wide, which will impact second quarter 1997 results. Based on current earnings and cash flow projections, the Partnership intends to continue to pay MQDs to all its Common Unitholders.

Information Regarding Forward-Looking Information

     The statements in this Quarterly Report on Form 10-Q that are not historical information are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include the Partnership's success in obtaining additional lease barrels, developments relating to possible acquisitions or business combination opportunities, industry conditions, the success of the Partnership's risk management activities and conditions of the capital and equity markets during the periods covered by the forward looking statements.

                           PART II. OTHER INFORMATION

                           EOTT ENERGY PARTNERS, L.P.



ITEM 1. Legal Proceedings

     See Part I. Item 1, Note 8 to the Condensed Consolidated Financial Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

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



                                       EOTT ENERGY PARTNERS, L.P.
                                       (A Delaware Limited Partnership)

Date:  May 15, 1997                    By:   EOTT ENERGY CORP. as
                                             General Partner


                                             /s/ STEVEN A. APPELT
                                       ---------------------------------------
                                       Steven A. Appelt
                                       Vice President, Chief Financial Officer
                                       (Principal Accounting Officer)

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                      DESCRIPTION
     -------                     -----------

       27                   Financial Data Schedule