Form 10-Q
period 1997-06-30
EOTT ENERGY PARTNERS LP
filed 1997-08-14
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                         Delaware                                          76-0424520
           --------------------------------------             --------------------------------------
              (State or Other Jurisdiction of                            (I.R.S. Employer
               Incorporation or Organization)                          Identification No.)

                  1330 Post Oak Boulevard
                         Suite 2700
                      Houston, Texas                                          77056
           --------------------------------------             --------------------------------------
          (Address of principal executive offices)                          (Zip Code)

                                (713) 993-5200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/   No  / /

                           EOTT ENERGY PARTNERS, L.P.

                               TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
                                              PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

  Condensed Consolidated Statements of Operations (Unaudited) -
     Three Months Ended June 30, 1997 and 1996, and
     Six Months Ended June 30, 1997 and 1996    . . . . . . . . . . . . . . . . . . . . . . . . . .  3

  Condensed Consolidated Balance Sheets (Unaudited) -
     June 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

  Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Six Months Ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

  Condensed Consolidated Statement of Partners' Capital (Unaudited) -
     Six Months Ended June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .  7


ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                               PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                   ----------------------------  ---------------------------
                                                       1997           1996           1997           1996
                                                   -------------  -------------  -------------  ------------
Revenue . . . . . . . . . . . . . . . . . . . .    $   1,933,011   $  1,692,296  $   4,212,179  $   3,244,516
Cost of Sales . . . . . . . . . . . . . . . . .        1,909,775      1,645,920      4,154,025      3,165,895
                                                   -------------   ------------  -------------  -------------
Gross Margin  . . . . . . . . . . . . . . . . .           23,236         46,376         58,154         78,621
Expenses
  Operating expenses  . . . . . . . . . . . . .           23,765         30,770         49,216         53,943
  Depreciation and amortization   . . . . . . .            4,152          4,979          8,276          8,924
                                                    ------------  -------------  -------------   ------------
                                                          27,917         35,749         57,492         62,867
                                                    ------------  -------------  -------------   ------------
Operating Income (Loss)   . . . . . . . . . . .           (4,681)        10,627            662         15,754
Other Income (Expense)
  Interest income   . . . . . . . . . . . . . .              121            184            247            252
  Interest and related charges  . . . . . . . .           (1,631)          (794)        (3,034)        (1,712)
  Other, net  . . . . . . . . . . . . . . . . .                -             (5)          (152)           (16)
                                                    ------------   -------------   ------------   ------------
     Total  . . . . . . . . . . . . . . . . . .           (1,510)          (615)        (2,939)        (1,476)
                                                    ------------   -------------   ------------   ------------
Net Income (Loss) . . . . . . . . . . . . . . .     $     (6,191)  $     10,012   $     (2,277)  $     14,278
                                                    ============   ============   ============   ============

Net Income (Loss) Per Unit  . . . . . . . . . .     $      (0.32)  $       0.52   $      (0.12)  $       0.74
                                                    ============   ============   ============   ============

Number of Units Outstanding . . . . . . . . . .           18,830         18,830         18,830         18,830
                                                    ============   ============   ============   ============


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       1997           1996
                                                                                   -------------  -------------
                                ASSETS
Current Assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . .    $       7,379  $      5,261
   Trade and other receivables, net of allowance for doubtful
      accounts of $2,469 and $2,266, respectively   . . . . . . . . . . . . . .          512,386       704,784
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132,376       169,298
   Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,021         9,496
                                                                                   -------------  ------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .          662,162       888,839
                                                                                   -------------  ------------

Property, Plant & Equipment, at cost  . . . . . . . . . . . . . . . . . . . . .          231,174       213,449
   Less: Accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . .           92,931        85,667
                                                                                   -------------  ------------
      Net property, plant & equipment   . . . . . . . . . . . . . . . . . . . .          138,243       127,782
                                                                                   -------------  ------------

Other Assets, net of amortization . . . . . . . . . . . . . . . . . . . . . . .            8,381         9,576
                                                                                   -------------  ------------

Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     808,786  $  1,026,197
                                                                                   =============  ============

                 LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Trade accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .    $     603,442  $    818,673
   Accrued taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,690         8,465
   Note payable - affiliate (Note 5)  . . . . . . . . . . . . . . . . . . . . .           39,300        24,228
   Short-term borrowings - affiliate  . . . . . . . . . . . . . . . . . . . . .           57,600        38,500
   Short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .              632           615
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,777        19,521
                                                                                   -------------  ------------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . .          713,441       910,002
                                                                                   -------------  ------------

Long-Term Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              610           931
                                                                                   -------------  ------------
Commitments and Contingencies (Note 9)

Additional Partnership Interests (Note 7) . . . . . . . . . . . . . . . . . . .            9,091         9,091
                                                                                   -------------  ------------

Partners' Capital
   Common Unitholders   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           23,301        33,984
   Special Unitholders  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           27,953        29,908
   Subordinated Unitholders   . . . . . . . . . . . . . . . . . . . . . . . . .           32,584        40,065
   General Partner  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,806         2,216
                                                                                   -------------  ------------
Total Partners' Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .           85,644       106,173
                                                                                   -------------  ------------
Total Liabilities and Partners' Capital . . . . . . . . . . . . . . . . . . . .    $     808,786  $  1,026,197
                                                                                   =============  ============


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ----------------------------
                                                                                       1997           1996
                                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Reconciliation of net income (loss) to net cash
      provided by operating activities -
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      (2,277) $     14,278
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,261         7,909
      Amortization of intangible assets   . . . . . . . . . . . . . . . . . . .            1,015         1,015
      Losses on disposal of assets  . . . . . . . . . . . . . . . . . . . . . .                -           135
      Changes in components of working capital -
         Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          192,398       (45,730)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           36,922         9,722
         Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .             (525)       (4,199)
         Trade payables . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (215,231)       44,729
         Accrued taxes payable  . . . . . . . . . . . . . . . . . . . . . . . .             (775)        1,145
         Other current liabilities  . . . . . . . . . . . . . . . . . . . . . .          (14,744)        9,522
      Discontinued operations   . . . . . . . . . . . . . . . . . . . . . . . .                -        (1,655)
      Other assets and liabilities. . . . . . . . . . . . . . . . . . . . . . .              180             -
                                                                                   -------------  ------------
Net Cash Provided By Operating Activities . . . . . . . . . . . . . . . . . . .            4,224        36,871
                                                                                   -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property, plant and equipment  . . . . . . . . . . . .                -           880
   Additions to property, plant and equipment   . . . . . . . . . . . . . . . .          (17,725)       (3,713)
   Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3            (8)
                                                                                   -------------  ------------
Net Cash Used In Investing Activities . . . . . . . . . . . . . . . . . . . . .          (17,722)       (2,841)
                                                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in short-term borrowings  . . . . . . . . . . . . . . . . . . . . .             (304)       (5,264)
   Increase in short-term borrowings - affiliate  . . . . . . . . . . . . . . .           19,100        11,500
   Decrease in note payable   . . . . . . . . . . . . . . . . . . . . . . . . .                -       (85,000)
   Increase in note payable - affiliate   . . . . . . . . . . . . . . . . . . .           15,072        24,228
   Distributions to Unitholders.  . . . . . . . . . . . . . . . . . . . . . . .          (18,252)      (10,579)
   Issuance of Common Units   . . . . . . . . . . . . . . . . . . . . . . . . .                -        29,772
   Contribution from General Partner  . . . . . . . . . . . . . . . . . . . . .                -           604
                                                                                   -------------  ------------
Net Cash Provided By (Used In) Financing Activities . . . . . . . . . . . . . .           15,616       (34,739)
                                                                                   -------------  ------------

Increase (Decrease) In Cash and Cash Equivalents  . . . . . . . . . . . . . . .            2,118          (709)

Cash and Cash Equivalents, Beginning of Period  . . . . . . . . . . . . . . . .            5,261         2,276
                                                                                   -------------  ------------

Cash and Cash Equivalents, End of Period  . . . . . . . . . . . . . . . . . . .    $       7,379  $      1,567
                                                                                   =============  ============


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                           COMMON          SPECIAL           SUBORDINATED      GENERAL
                                                        UNITHOLDERS       UNITHOLDERS        UNITHOLDERS       PARTNER
                                                       -------------   -----------------   -------------    ------------
Balance at December 31, 1996  . . . . . . . . . . .    $      33,984     $      29,908     $     40,065     $      2,216
Net loss  . . . . . . . . . . . . . . . . . . . . .           (1,183)             (217)            (831)             (46)
Cash distributions  . . . . . . . . . . . . . . . .           (9,500)           (1,738)          (6,650)            (364)
                                                       -------------      ------------     -------------    ------------
Balance at June 30, 1997  . . . . . . . . . . . . .    $      23,301     $      27,953     $     32,584     $      1,806
                                                       =============     =============     ============     ============



       The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

    In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of June 30, 1997 and December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and changes in partners' capital for the six months ended June 30, 1997.

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

2.  FORMATION AND OFFERING

    On March 24, 1994, the General Partner completed an initial public offering of 10 million Common Units at $20.00 per unit, representing limited partner interests in the Partnership. In addition to its aggregate approximate 2% general partner interest in the Partnership, the General Partner owns an approximate 37% subordinated limited partner interest. Enron, through its purchase of EOTT Common and Special Units, directly holds an approximate 11% interest in the Partnership.

3.  HEDGING  ACTIVITIES/REVENUE RECOGNITION

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

    Derivatives. In addition to hedging its lease barrel purchases, EOTT provides price risk management products to its energy customer base. EOTT provides these products through a variety of financial instruments including forward contracts involving physical delivery of crude oil; swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity specified; and other contractual arrangements. Activities for trading purposes are accounted for using the mark-to-market method of accounting and the gain or loss is recorded to cost of sales in the period of the change in the market. Trading activities have been immaterial to EOTT's financial position and results of operations. Activities for non-trading purposes consist of transactions entered into to hedge the impact of market fluctuations on assets, liabilities, or contractual commitments. Changes in the market value of these transactions are deferred until the gain or loss on the hedged item is recognized.

4.  ACQUISITION OF PIPELINE ASSETS

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

    At December 31, 1996, EOTT was in technical violation of the negative covenant relating to the Leverage Ratio in the Enron Facility and Term Loan - due principally to increased volumes of business and increases in the price of crude. At June 30, 1997, EOTT was in violation of the Leverage Ratio and the Minimum Working Capital Ratio due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. EOTT received waivers from Enron for both periods.

    At December 31, 1995, EOTT had $85 million of short-term borrowings outstanding with a commercial bank. Such borrowings were at an average annual interest rate of 7.0% and primarily funded the working capital requirements as well as the bridge financing utilized in the Mississippi-Alabama pipeline acquisition from Amerada Hess Corporation. Subsequent to year end 1995, as further discussed in Note 7 to the Condensed Consolidated Financial Statements, the short-term borrowings were repaid.

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

    Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form which is filed as an exhibit to the Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period. MQD is $0.475 per unit with respect to each quarter. Enron has committed to provide total cash

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


distribution support in an amount necessary to pay MQDs on Common and Special Units, with respect to quarters ending on or before March 31, 1998, in an amount up to an aggregate of $29 million (of which $9 million has been previously advanced) in exchange for additional partnership interests ("APIs").

    The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest expense was $2.4 million and $1.4 million for the six months ended June 30, 1997 and 1996, respectively.

    On January 5, 1996, EOTT repaid the outstanding balance of the loan related to the financing of an information systems development project.

7.  TRANSACTIONS WITH ENRON AND RELATED PARTIES

    Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates is as follows (in thousands):

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30
                                               -------------------------     -------------------------
                                                  1997           1996           1997           1996
                                               ----------     ----------     ----------    -----------
    Revenue   . . . . . . . . . . . . . . .    $    8,683     $    9,466     $   23,509    $    15,694
    Cost of Sales   . . . . . . . . . . . .    $   18,325     $   23,754     $   44,229    $    50,333

    Revenue in 1997 and 1996 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions, in the opinion of management, are no less favorable than can be obtained from unaffiliated third parties.

    Related party receivables at June 30, 1997 and December 31, 1996 were $2.7 million and $3.8 million, respectively, and are classified as trade and other receivables. Related party payables at June 30, 1997 and December 31, 1996 were $6.9 million and $11.1 million, respectively, and are classified as trade accounts payable.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


cash in redemption of APIs.   Enron has committed to support payment of EOTT
common distributions up to an aggregate of $29 million through March 1998, as necessary.

    Financing of Pipeline Acquisition. On January 3, 1996, EOTT and Enron concluded financing arrangements related to the acquisition of pipeline and related assets from Amerada Hess Corporation in which the Partnership (i) issued and sold to Enron 1,830,011 Common Units for $29.8 million in cash in a private placement which were subsequently exchanged for Special Units in July 1996 (ii) issued a promissory note to Enron for $24.2 million originally due June 30, 1996 (subsequently amended to March 31, 1998), which carries a per annum interest rate of LIBOR plus 1% through March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996 (see Note 5 for further discussion) and (iii) received a $.6 million capital contribution related to the General Partner's approximate 2% interest in the Partnership. The balance of the purchase price was financed through short-term borrowings from Enron. Collectively, these proceeds, together with short-term borrowings from Enron, were used by EOTT to repay the bridge financing discussed in Note 5.

    As discussed further in Note 4, the CITGO Pipeline Acquisition was financed with term debt from Enron.

8.  OTHER INCOME (EXPENSE), NET

     The components of other income (expense), net are as follows (in thousands):

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                         ------------------------  -----------------------
                                                             1997        1996         1997         1996
                                                         -----------  -----------  -----------  ----------
    Gain (loss) on foreign currency transactions  . .    $        70  $        94  $     (120)  $       76
    Gain (loss) on disposal of fixed assets   . . . .              -         (122)          -         (135)
    Other, net  . . . . . . . . . . . . . . . . . . .            (70)          23         (32)          43
                                                         -----------  -----------  ----------   ----------
         Total  . . . . . . . . . . . . . . . . . . .    $         -  $        (5) $     (152)  $      (16)
                                                         ===========  ===========  ==========   ==========

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


10. NEW ACCOUNTING STANDARDS

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

11. SUBSEQUENT EVENTS

    On July 14, 1997, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $.475 for all Common and Special Units for the period April 1, 1997 through June 30, 1997. The second quarter distribution will be paid on August 14, 1997 to the General Partner and all Common and Special Unitholders of record as of July 31, 1997 from the Partnership's Available Cash.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNER, L.P.


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

RESULTS OF OPERATIONS

    EOTT reported a net loss of $6.2 million or $.32 per unit for the second quarter of 1997 compared to net income of $10.0 million or $.52 per unit for the second quarter of 1996. The second quarter loss in 1997 is attributable to a significant decline in gross margins as a result of deterioration in grade and basis differentials in the North American crude gathering business. Unusually favorable market conditions in the second quarter of 1996 enabled EOTT to capture higher margins on basis differentials.

    Selected financial data for EOTT's business segments are summarized below, in millions:

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                             ---------------------------     -------------------------
                                                 1997           1996           1997             1996
                                             ------------   ------------     ----------  --------------
Revenues:
  North American crude oil  . . . . . . .    $    1,721.9    $  1,555.2       $ 3,738.2   $    2,966.0
  Refined products marketing  . . . . . .           211.1         137.1           474.0          279.4
  Intersegment revenues   . . . . . . . .               -             -               -           (0.9)
                                             ------------    ----------       ---------   ------------
    Total   . . . . . . . . . . . . . . .    $    1,933.0    $  1,692.3       $ 4,212.2   $    3,244.5
                                             ============    ==========       =========   ============
Gross margin:
  North American crude oil  . . . . . . .    $       22.3    $     44.5       $    55.6   $       76.0
  Refined products marketing  . . . . . .             0.9           1.8             2.5            2.6
                                             ------------    ----------       ---------   ------------
    Total   . . . . . . . . . . . . . . .    $       23.2    $     46.3       $    58.1   $       78.6
                                             ============    ==========       =========   ============

Operating income (loss):
  North American crude oil  . . . . . . .    $       (0.2)   $     17.4       $     9.9   $       28.8
  Refined products marketing  . . . . . .             0.4           0.7             1.3            0.8
  Corporate   . . . . . . . . . . . . . .            (4.9)         (7.5)          (10.5)         (13.8)
                                             ------------    ----------       ---------   ------------
    Total   . . . . . . . . . . . . . . .    $       (4.7)   $     10.6       $     0.7   $       15.8
                                             ============    ==========       =========   ============

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996.

    North American Crude Oil: The operating loss for the North American Crude Oil segment was $0.2 million for the second quarter 1997, compared to operating income of $17.4 million for the same period in 1996. Gross margin decreased $22.2 million to $22.3 million in the second quarter of 1997 due primarily to the deterioration in grade and basis differentials. Operating expenses of $22.5 million for the second quarter of 1997 were $4.6 million lower than in the second quarter of 1996 due primarily to lower benefits and other employee related costs partially offset by increased operating costs associated with the recent acquisition of pipeline assets.

    Refined Products Marketing: Refined Products Marketing operating income was $0.4 million for the second quarter 1997 compared to $0.7 million for the same period in 1996. Gross margin decreased $0.9 million to $0.9 million in the second quarter of 1997 due primarily to a lack of seasonal demand for refined products. Additionally, operating expenses for the second quarter of 1997 decreased $0.6 million compared to the same period last year due to lower benefits and other employee related costs.

    Corporate and Other: Corporate costs were $4.9 million for the second quarter 1997 compared to $7.5 million in the second quarter 1996. The decrease is due primarily to lower benefits and other employee related costs, lower systems operating costs and lower liability and casualty insurance costs. Interest and related charges in the second quarter 1997 were $1.6 million compared to $0.8 million for the same period in 1996. The increase is due to higher average short-term debt required to meet working capital needs, primarily related to higher crude inventories during the period and debt used to finance the recent acquisition of crude oil pipeline assets in the first quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30,1996.

    North American Crude Oil: Operating income for the North American Crude Oil segment was $9.9 million for the first half of 1997, compared to $28.8 million for the same period in 1996. Gross margin decreased $20.4 million to $55.6 million in the first half of 1997 due primarily to unfavorable grade and basis differentials in the North American crude gathering business. Operating expenses of $45.7 million for the first half of 1997 were $1.5 million lower than in the first half of 1996 due to lower benefits and other employee related costs partially offset by increased operating costs associated with the recent acquisition of pipeline and related assets.

    Refined Products Marketing:  Operating income for Refined Products
Marketing was $1.3 million for the first half of 1997, compared to $0.8 million for the same period in 1996. Trade volumes were 100,600 barrels per day ("bpd") in the first half of 1997 compared to 61,200 bpd in 1996. Gross margin in the first half of 1997 was relatively flat compared to the same period in 1996. Operating expenses of $1.2 million for the first half of 1997 were $0.6 million lower than in the first half of 1996 due primarily to lower benefits and other employee related costs.

    Corporate and Other: Corporate and other costs of $10.5 million for the first half of 1997 were $3.3 million lower compared to the first half of 1996 due primarily to lower benefits and other employee related costs, lower liability and casualty insurance costs and lower system operating costs. Interest and related charges for the first half of 1997 were $3.0 million compared to $1.7 million for the same period in 1996. The increase is due to higher average short-term debt required to meet working capital needs, primarily related to higher crude inventories during the period and debt used to finance the acquisition of crude oil pipeline assets in the first quarter of 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


LIQUIDITY AND CAPITAL RESOURCES

General

    Management anticipates cash generated from operating activities will be sufficient to fund short-term liquidity as well as sustaining capital expenditures for the foreseeable future.

Cash Flows From Operating Activities

    Net cash provided by operating activities decreased $32.7 million to $4.2 million for the first half of 1997 compared to $36.9 million for the same period in 1996 primarily due to a net loss for the period as a result of a significant decline in gross margin due to a deterioration in grade and basis differentials in the North American crude gathering business and an increase in the cash requirements related to NYMEX trading activities.

Cash Flows From Investing Activities

    Net cash used in investing activities totaled $17.7 million for the first half of 1997 compared to $2.8 million for the same period in 1996, primarily due to the pipeline acquisition from CITGO Pipeline Company. There were no asset sales in 1997 compared to $0.9 million in proceeds from asset sales in 1996. Additions to property, plant, and equipment of $17.7 million in 1997 include $12.0 million for the pipeline acquisition, $2.7 million for pipeline connections and improvements and $2.0 million for information systems development. The Partnership expects to incur approximately $3-4 million in sustaining capital expenditures for the remainder of 1997.

Cash Flows From Financing Activities

    Net cash provided by financing activities totaled $15.6 million for the first half of 1997 compared to net cash used of $34.7 million for the same period in 1996. The 1997 amount primarily represents short-term borrowings to fund working capital needs and finance the recent pipeline acquisition reduced by full distributions paid to all Unitholders for the period October 1, 1996 through March 31, 1997. During the first half of 1996, EOTT issued 1.8 million Common Units in exchange for $29.8 million in a private placement with Enron. EOTT also received $24.2 million in exchange for a promissory note issued to Enron. These proceeds, together with other short term borrowings from Enron, were used by EOTT to repay $85 million in bridge financing related in part to the acquisition of pipeline assets from Amerada Hess on December 29, 1995.

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

    At December 31, 1996, EOTT was in technical violation of the negative covenant relating to the Leverage Ratio in the Enron Facility and Term Loan - due principally to increased volumes of business and increases in the price of crude. At June 30, 1997, EOTT was in violation of the Leverage Ratio and the Minimum Working Capital Ratio due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. EOTT received waivers from Enron for both periods.

    At December 31, 1995, EOTT had $85 million of short-term borrowings outstanding with a commercial bank. Such borrowings were at an average annual interest rate of 7.0% and primarily funded the working capital requirements as well as the bridge financing utilized in the Mississippi-Alabama pipeline acquisition from Amerada Hess Corporation. Subsequent to year end 1995, as further discussed in Note 7 to the Condensed Consolidated Financial Statements, the short-term borrowings were repaid.

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

    MQD is $0.475 per unit with respect to each quarter. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs on Common and Special Units, with respect to quarters ending on or before March 31, 1998, in an amount up to an aggregate of $29 million (of which $9 million has been previously advanced) in exchange for additional partnership interests ("APIs"). As a result of the losses from its discontinued West Coast processing operations EOTT did not have sufficient Available Cash to make the 1995 first or second quarter MQD. Accordingly, first and second quarter Common Unit and General Partner distributions totaling $4.3 million and $4.8 million, respectively, were made from the Enron cash support commitment. The APIs purchased by Enron are not entitled to cash distributions or voting rights. The APIs are required to be redeemed if and to the extent that Available Cash for any quarter exceeds an amount necessary to distribute the MQD on all Common and Subordinated Units and to eliminate arrearages, if any, in the MQD on Common Units for prior periods. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs.

    The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

OUTLOOK

      Gross margins for 1996 benefited from unusually strong crude oil market conditions which enabled higher per barrel margins in the core crude oil gathering business. Early in the second quarter of 1997, crude oil margins hit some of the lowest levels in the last five years. EOTT has made progress in renegotiating many of its lease barrel contracts to reflect current market conditions and anticipates improved financial results during the third quarter.

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



                                         EOTT ENERGY PARTNERS, L.P.
                                         (A Delaware Limited Partnership)

Date:  August 14, 1997                   By:  EOTT ENERGY CORP. as
                                              General Partner


                                             /s/       STEVEN A. APPELT
                                         ---------------------------------------
                                         Steven A. Appelt
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer)