Form 10-Q
period 1997-09-30
EOTT ENERGY PARTNERS LP
filed 1997-11-14
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

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

                                 (713) 993-5200
           ---------------------------------------------------------
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

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      -----
                              PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended September 30, 1997 and 1996, and
      Nine Months Ended September 30, 1997 and 1996 .....................................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      September 30, 1997 and December 31, 1996...........................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months Ended September 30, 1997 and 1996......................................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Nine Months Ended September 30, 1997...............................................................6

   Notes to Condensed Consolidated Financial Statements..................................................7


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................................14

                                   PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................................................20

ITEM 6.  Exhibits and Reports on Form 8-K...............................................................20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                   --------------------------    --------------------------
                                       1997           1996           1997           1996
                                   -----------    -----------    -----------    -----------
Revenue ........................   $ 1,774,230    $ 1,822,369    $ 5,986,409    $ 5,066,885

Cost of Sales ..................     1,747,442      1,787,227      5,901,467      4,953,122
                                   -----------    -----------    -----------    -----------

Gross Margin ...................        26,788         35,142         84,942        113,763

Expenses
   Operating expenses ..........        22,684         24,626         71,900         78,569
   Depreciation and amortization         4,474          3,048         12,750         11,972
                                   -----------    -----------    -----------    -----------
                                        27,158         27,674         84,650         90,541
                                   -----------    -----------    -----------    -----------

Operating Income (Loss) ........          (370)         7,468            292         23,222

Other Income (Expense)
   Interest income .............           213            134            460            386
   Interest and related charges         (1,778)          (850)        (4,812)        (2,562)
   Other, net ..................            24            432           (128)           416
                                   -----------    -----------    -----------    -----------
      Total ....................        (1,541)          (284)        (4,480)        (1,760)
                                   -----------    -----------    -----------    -----------

Net Income (Loss) ..............   $    (1,911)   $     7,184    $    (4,188)   $    21,462
                                   ===========    ===========    ===========    ===========

Net Income (Loss) Per Unit .....   $     (0.10)   $      0.37    $     (0.22)   $      1.12
                                   ===========    ===========    ===========    ===========

Number of Units Outstanding ....        18,830         18,830         18,830         18,830
                                   ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1997           1996
                                                                   ----------     ----------
                                 ASSETS
Current Assets
    Cash and cash equivalents ................................     $    4,671     $    5,261
    Trade and other receivables, net of allowance for doubtful
       accounts of $2,163 and $2,266, respectively ...........        424,788        704,784
    Inventories ..............................................        137,186        169,298
    Other ....................................................          6,362          9,496
                                                                   ----------     ----------
       Total current assets ..................................        573,007        888,839
                                                                   ----------     ----------

Property, Plant & Equipment, at cost .........................        234,495        213,449
    Less: Accumulated depreciation ...........................         96,891         85,667
                                                                   ----------     ----------
       Net property, plant & equipment .......................        137,604        127,782
                                                                   ----------     ----------

Other Assets, net of amortization ............................          7,622          9,576
                                                                   ----------     ----------

Total Assets .................................................     $  718,233     $1,026,197
                                                                   ==========     ==========

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable ...................................     $  513,113     $  818,673
    Accrued taxes payable ....................................          6,780          8,465
    Note payable - affiliate (Note 5) ........................         39,300         24,228
    Short-term borrowings - affiliate ........................         66,500         38,500
    Short-term borrowings ....................................            641            615
    Other ....................................................          4,309         19,521
                                                                   ----------     ----------
       Total current liabilities .............................        630,643        910,002
                                                                   ----------     ----------

Long-Term Liabilities ........................................            499            931
                                                                   ----------     ----------
Commitments and Contingencies (Note 9)

Additional Partnership Interests (Note 7) ....................          9,091          9,091
                                                                   ----------     ----------

Partners' Capital
    Common Unitholders .......................................         17,555         33,984
    Special Unitholders ......................................         26,901         29,908
    Subordinated Unitholders .................................         31,889         40,065
    General Partner ..........................................          1,655          2,216
                                                                   ----------     ----------
Total Partners' Capital ......................................         78,000        106,173
                                                                   ----------     ----------

Total Liabilities and Partners' Capital ......................     $  718,233     $1,026,197
                                                                   ==========     ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ------------------------
                                                               1997           1996
                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income (loss) to net cash
       provided by operating activities -
    Net income (loss) .................................     $  (4,188)     $  21,462
       Depreciation ...................................        11,227         10,449
       Amortization of intangible assets ..............         1,523          1,523
       (Gains) losses on disposal of assets ...........           (30)            80
       Changes in components of working capital -
         Receivables ..................................       279,996       (155,228)
         Inventories ..................................        32,112        (28,591)
         Other current assets .........................         3,134         (3,085)
         Trade payables ...............................      (305,560)       165,425
         Accrued taxes payable ........................        (1,685)         3,151
         Other current liabilities ....................       (15,212)        11,760
       Discontinued operations ........................            --         (2,102)
       Other assets and liabilities....................           430            348
                                                            ---------      ---------
Net Cash Provided By Operating Activities .............         1,747         25,192
                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment            29            880
    Additions to property, plant and equipment ........       (21,048)        (5,426)
    Other, net ........................................             1            (36)
                                                            ---------      ---------
Net Cash Used In Investing Activities .................       (21,018)        (4,582)
                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in short-term borrowings .................          (406)        (4,977)
    Increase in short-term borrowings - affiliate .....        28,000         40,800
    Decrease in note payable ..........................            --        (85,000)
    Increase in note payable - affiliate ..............        15,072         24,228
    Distributions to Unitholders ......................       (23,985)       (19,705)
    Issuance of Common Units ..........................            --         29,772
    Contribution from General Partner .................            --            604
    Other, net ........................................            --           (434)
                                                            ---------      ---------
Net Cash Provided By (Used In) Financing Activities ...        18,681        (14,712)
                                                            ---------      ---------

Increase (Decrease) In Cash and Cash Equivalents ......          (590)         5,898

Cash and Cash Equivalents, Beginning of Period ........         5,261          2,276
                                                            ---------      ---------

Cash and Cash Equivalents, End of Period ..............     $   4,671      $   8,174
                                                            =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                           COMMON            SPECIAL        SUBORDINATED        GENERAL
                                         UNITHOLDERS       UNITHOLDERS      UNITHOLDERS         PARTNER
                                        ------------      ------------      ------------      ------------
Balance at December 31, 1996 ......     $     33,984      $     29,908      $     40,065      $      2,216

Net loss ..........................           (2,179)             (399)           (1,526)              (84)

Cash distributions ................          (14,250)           (2,608)           (6,650)             (477)
                                        ------------      ------------      ------------      ------------

Balance at September 30, 1997 .....     $     17,555      $     26,901      $     31,889      $      1,655
                                        ============      ============      ============      ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of September 30, 1997 and December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and changes in partners' capital for the nine months ended September 30, 1997.

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

     At December 31, 1996, EOTT was in technical violation of the negative covenant relating to the Leverage Ratio in the Enron Facility and Term Loan - due principally to increased volumes of business and increases in the price of crude. At September 30, 1997, EOTT was in violation of the Leverage Ratio and the Minimum Working Capital Ratio due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. EOTT received waivers from Enron for both periods.

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

     Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form which is filed as an exhibit to the Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period. MQD is $0.475 per unit with respect to each quarter. Enron had committed to provide total cash

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




distribution support in an amount necessary to pay MQDs on Common and Special Units, with respect to quarters ending on or before March 31, 1998, in an amount up to an aggregate of $29 million (of which $9 million had been previously advanced and an additional $3.7 million will be advanced in connection with the distribution for the third quarter of 1997) in exchange for additional partnership interests ("APIs"). In October 1997, as further discussed in Note 11 to the Condensed Consolidated Financial Statements, Enron committed to extend the cash distribution support from March 31, 1998 to March 31, 1999.

     The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was $4.1 million and $2.3 million for the nine months ended September 30, 1997 and 1996, respectively.

     On January 5, 1996, EOTT repaid the outstanding balance of the loan related to the financing of an information systems development project.

7.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates is as follows (in thousands):

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                 --------------------------     --------------------------
                                                    1997            1996           1997           1996
                                                 -----------    -----------     ----------     -----------
     Revenue...................................  $     9,631    $    12,043     $   33,140     $    27,737

     Cost of Sales.............................  $    17,429    $    19,083     $   61,658     $    69,416

     Revenue in 1997 and 1996 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions, in the opinion of management, are no less favorable than can be obtained from unaffiliated third parties.

     Related party receivables at September 30, 1997 and December 31, 1996 were $3.3 million and $3.8 million, respectively, and are classified as trade and other receivables. Related party payables at September 30, 1997 and December 31, 1996 were $3.9 million and $11.1 million, respectively, and are classified as trade accounts payable.

     Additional Partnership Interests ("APIs"). On May 15, 1995 and August 14, 1995, Enron paid $4.3 million and $4.8 million, respectively in support of EOTT's first and second quarter 1995 distributions to its Common Unitholders and the General Partner. On November 14, 1997, Enron will be required to pay an additional $3.7 million in support of EOTT's third quarter 1997 distribution to its Common and Special Unitholders and the General Partner. In exchange for the distribution support, Enron received and will be entitled to receive APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. In February 1997, the General Partner amended the Partnership agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



cash in redemption of APIs. Enron committed to support payment of EOTT common distributions up to an aggregate of $29 million through March 1998, as necessary. In October 1997, as further discussed in Note 11 to the Condensed Consolidated Financial Statements, Enron committed to extend the cash distribution support from March 31, 1998 to March 31, 1999.

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

8.   OTHER INCOME (EXPENSE), NET

      The components of other income (expense), net are as follows (in thousands):


                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                            ------------------------  ------------------------
                                                               1997         1996         1997          1996
                                                            -----------  -----------  -----------  -----------
     Gain (loss) on foreign currency transactions.........  $      (209) $       114  $      (329) $       191
     Gain (loss) on disposal of fixed assets..............           30           55           30          (80)
     Litigation settlement................................          130          203          130          203
     Other, net...........................................           73           60           41          102
                                                            -----------  -----------  -----------  -----------
         Total............................................  $        24  $       432  $      (128) $       416
                                                            ===========  ===========  ============ ===========


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

     RANDOLPH ENERGY, INC., ET AL. VS. AMERADA HESS CORPORATION, ET AL., Civil Action No. 2:97CV273PG; In the United States District Court for the Southern District of Mississippi, Jackson Division (Mississippi Federal Anti-Trust Suit). EOTT received the summons in this matter on August 18, 1997. The case was

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


filed on August 5, 1997 and is a class action complaint for alleged violation of the Federal antitrust laws. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. The issues are a duplication of the issues in the McMahon Foundation Federal Anti-Trust Suit filed in Houston on April 10, 1996. No money amounts were claimed, so it is not possible to determine any potential exposure until further discovery is done. Though still in its early stages, the General Partner believes any such claims against the Partnership will prove to be without merit.

     THE STATE OF TEXAS, ET AL. VS. AMERADA HESS CORPORATION, ET AL., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas. This case was filed on October 23, 1997 in Austin by the Texas Attorney General's office. Neither EOTT Energy Corp. nor EOTT Energy Operating Limited Partnership have been served in this matter. The petition states that the State of Texas brought this action in its sovereign capacity to collect statutory penalties recoverable under the Texas Common Purchaser Act, arising from the Defendants' alleged willful breach of statutory duties owed to royalty, overriding royalty and working interest owners of crude oil sold to Defendants, as well as alleged breach of Defendants' common law and contractual duties. The Plaintiffs also allege that the Defendants have engaged in discriminatory pricing of crude oil. This case appears to be similar to the Lee County, Texas case filed by the State of Texas on November 9, 1995 and disclosed previously. There is not sufficient information in the petition to fully quantify the allegations set forth in the petition, but the General Partner believes any such claims against it or the Partnership will prove to be without merit.

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

10.  NEW ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share". SFAS No. 128 is effective for fiscal years beginning after December 15, 1997 and when adopted, it will require restatement of prior years' net income
(loss) per unit. SFAS No. 128 is intended to provide consistency in the calculation of earnings per share in the United States with the calculation in other countries and reduce the complexity of the earnings per share calculation. The Partnership is evaluating the effects of SFAS 128; however, management believes that the new standard will not have a dilutive effect on net income per unit.

11.  SUBSEQUENT EVENTS

     On October 13, 1997, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $.475 for all Common and Special Units for the period July 1, 1997 through September 30, 1997. The third quarter distribution will be paid on November 14, 1997 to the General Partner and all Common and Special Unitholders of record as of October 31, 1997. Due to the losses incurred by the Partnership during 1997, the distribution will be paid from the Partnership's Available Cash and by Enron pursuant to its commitment to provide cash distribution support

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in exchange for API's. After payment of the third quarter distribution, the cumulative amount paid from the Enron support will total $12.8 million. In addition, Enron committed to extend the cash distribution support from March 31, 1998 to March 31, 1999.

     In October 1997, the Board of Directors adopted the EOTT Energy Corp. Long Term Incentive Plan (Plan). The Plan is intended to provide key employees with Phantom Appreciation Rights (PAR), which is a right to receive the appreciation in value, if any, of a phantom unit of the Partnership from the time the PAR is granted to the time the PAR is redeemed. The Plan has a five year term beginning January 1, 1997 and PAR awards vest in 25% increments over a four year period. To date, EOTT has granted 376,600 PARS.

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

RESULTS OF OPERATIONS

     EOTT reported a net loss of $1.9 million or $0.10 per unit for the third quarter of 1997 compared to net income of $7.2 million or $.37 per unit for the third quarter of 1996. The third quarter loss in 1997 is attributable to lower gross margins as a result of the deterioration in grade and basis differentials which occurred early in the second quarter of 1997 in the North American crude gathering business compared to unusually favorable market conditions in the third quarter of 1996 which enabled EOTT to capture higher margins on basis differentials. However, EOTT's performance improved in the third quarter of 1997 compared to the second quarter of 1997 due to the renegotiation of many of its lease barrel contracts to reflect current market conditions and the strengthening of crude differentials.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                  -----------------------     ----------------------
                                    1997          1996          1997          1996
                                  --------      --------      --------      --------
Revenues:
   North American crude oil .     $1,538.0      $1,678.5      $5,276.2      $4,644.5
   Refined products marketing        236.2         143.9         710.2         423.3
   Intersegment revenues ....           --            --            --          (0.9)
                                  --------      --------      --------      --------
     Total ..................     $1,774.2      $1,822.4      $5,986.4       5,066.9
                                  ========      ========      ========      ========

Gross margin:
   North American crude oil .     $   25.9      $   34.0      $   81.5      $  110.1
   Refined products marketing          0.9           1.1           3.4           3.7
                                  --------      --------      --------      --------
     Total ..................     $   26.8      $   35.1      $   84.9      $  113.8
                                  ========      ========      ========      ========

Operating income (loss):
   North American crude oil .     $    3.8      $   12.6      $   13.7      $   41.4
   Refined products marketing          0.3           0.4           1.6           1.1
   Corporate ................         (4.5)         (5.5)        (15.0)        (19.3)
                                  --------      --------      --------      --------
     Total ..................     $   (0.4)     $    7.5      $    0.3      $   23.2
                                  ========      ========      ========      ========

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.

     North American Crude Oil: Operating income for the North American Crude Oil segment was $3.8 million for the third quarter 1997, compared to operating income of $12.6 million for the same period in 1996. Gross margin decreased $8.1 million to $25.9 million in the third quarter of 1997 due primarily to the deterioration in grade and basis differentials. Operating expenses of $22.1 million for the third quarter of 1997 were $0.7 million higher than in the third quarter of 1996 due primarily to increased operating costs associated with the recent acquisition of pipeline assets partially offset by lower benefits and other employee related costs.

     Refined Products Marketing: Refined Products Marketing operating income was $0.3 million for the third quarter 1997 compared to $0.4 million for the same period in 1996. Gross margin decreased $0.2 million to $0.9 million in the third quarter of 1997 due primarily to a lack of seasonal demand for refined products. Operating expenses for the third quarter of 1997 were relatively flat compared to the same period last year.

     Corporate and Other: Corporate costs were $4.5 million for the third quarter 1997 compared to $5.5 million in the third quarter 1996. The decrease is due primarily to lower benefits and other employee related costs and lower systems operating costs. Interest and related charges in the third quarter 1997 were $1.8 million compared to $0.9 million for the same period in 1996. The increase is due to higher average short-term debt required to meet working capital needs, primarily related to higher crude inventories during the period and debt used to finance the recent acquisition of crude oil pipeline assets in the first quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996.

     North American Crude Oil: Operating income for the North American Crude Oil segment was $ 13.7 million for the first nine months of 1997, compared to $41.4 million for the same period in 1996. Gross margin decreased $28.6 million to $81.5 million in the first nine months of 1997 due primarily to unfavorable grade and basis differentials in the North American crude gathering business. Operating expenses of $67.8 million for the first nine months of 1997 were $0.9 million lower than in the first nine months of 1996 due to lower benefits and other employee related costs partially offset by increased operating costs associated with the recent acquisition of pipeline and related assets.

     Refined Products Marketing: Operating income for Refined Products Marketing was $1.6 million for the first nine months of 1997, compared to $1.1 million for the same period in 1996. Trade volumes were 101,400 barrels per day ("bpd") in the first nine months of 1997 compared to 60,900 bpd in 1996. Gross margin decreased $0.3 million to $3.4 million in the first nine months of 1997 due to a lack of seasonal demand for refined products. Operating expenses of $1.8 million for the first nine months of 1997 were $0.8 million lower than in the first nine months of 1996 due primarily to lower benefits and other employee related costs.

     Corporate and Other: Corporate and other costs of $15.0 million for the first nine months of 1997 were $4.3 million lower compared to the first nine months of 1996 due primarily to lower benefits and other employee related costs, lower liability and casualty insurance costs and lower system operating costs. Interest and related charges for the first nine months of 1997 were $4.8 million compared to $2.6 million for the same period in 1996. The increase is due to higher average short-term debt required to meet working capital needs, primarily

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.



related to higher crude inventories during the period and debt used to finance the acquisition of crude oil pipeline assets in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

     Management anticipates that short-term liquidity as well as sustaining capital expenditures for the foreseeable future will be funded primarily by cash generated from operating activities in addition to lines of credit provided by Enron, more fully described in Note 5 to the Condensed Consolidated Financial Statements.

Cash Flows From Operating Activities

     Net cash provided by operating activities decreased $23.5 million to $1.7 million for the first nine months of 1997 compared to $25.2 million for the same period in 1996 primarily due to a net loss for the period as a result of a significant decline in gross margin due to a deterioration in grade and basis differentials in the North American crude gathering business.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $21.0 million for the first nine months of 1997 compared to $4.6 million for the same period in 1996, primarily due to the pipeline acquisition from CITGO Pipeline Company. Additions to property, plant, and equipment of $21.0 million in 1997 include $12.0 million for the pipeline acquisition, $4.5 million for pipeline connections and improvements and $2.9 million for information systems development. The Partnership expects to incur approximately $1-2 million in sustaining capital expenditures for the remainder of 1997.

Cash Flows From Financing Activities

     Net cash provided by financing activities totaled $18.7 million for the first nine months of 1997 compared to net cash used of $14.7 million for the same period in 1996. The 1997 amount primarily represents short-term borrowings to fund working capital needs and finance the recent pipeline acquisition reduced by distributions paid to Unitholders for the period October 1, 1996 through June 30, 1997. During the first half of 1996, EOTT issued 1.8 million Common Units in exchange for $29.8 million in a private placement with Enron. EOTT also received $24.2 million in exchange for a promissory note issued to Enron. These proceeds, together with other short term borrowings from Enron, were used by EOTT to repay $85 million in bridge financing related in part to the acquisition of pipeline assets from Amerada Hess on December 29, 1995.

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

     At December 31, 1996, EOTT was in technical violation of the negative covenant relating to the Leverage Ratio in the Enron Facility and Term Loan - due principally to increased volumes of business and increases in the price of crude. At September 30, 1997, EOTT was in violation of the Leverage Ratio and the Minimum Working Capital Ratio due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. EOTT received waivers from Enron for both periods.

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

     MQD is $0.475 per unit with respect to each quarter. Enron committed to provide total cash distribution support in an amount necessary to pay MQDs on Common and Special Units, with respect to quarters ending on or before March 31, 1998, in an amount up to an aggregate of $29 million (of which $9 million had been advanced through September 30, 1997 and an additional $3.7 million will be advanced in connection with the distribution for the third quarter of 1997) in exchange for additional partnership interests ("APIs"). In October 1997, as discussed in Note 11 to the Condensed Consolidated Financial Statements, Enron committed to extend the cash distribution support from March 31, 1998 to March 31, 1999. As a result of the losses from its discontinued West Coast processing operations EOTT did not have sufficient Available Cash to make the 1995 first or second quarter MQD. Accordingly, first and second quarter Common Unit and General Partner distributions totaling $4.3 million and $4.8 million, respectively, were made from the Enron cash support commitment. Enron will be required to make an additional distribution support payment with respect to the third quarter of 1997 as explained below. The APIs purchased by Enron are not entitled to cash distributions or voting rights. The APIs are required to be redeemed if and to the extent that Available Cash for any quarter exceeds an amount necessary to distribute the MQD on all Common and Subordinated Units and to eliminate arrearages, if any, in the MQD on Common Units for prior periods. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs.

     Due to the losses incurred by the Partnership during 1997, the third quarter distribution to all Common and Special Unitholders will be paid from the Partnership's Available Cash and by Enron pursuant to its commitment to provide cash distribution support in exchange for API's. After payment of the third quarter distribution, the cumulative amount paid from the Enron support will total $12.8 million and Enron committed to extend the cash distribution support from March 31, 1998 to March 31, 1999.

     The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

OUTLOOK

     Gross margins for 1996 benefited from unusually strong crude oil market conditions which enabled higher per barrel margins in the core crude oil gathering business. However, early in the second quarter of 1997, crude oil margins hit some of the lowest levels in the last five years. EOTT's financial performance in the third quarter of 1997 improved compared to the second quarter of 1997 due to the renegotiation of many of its lease barrel contracts to reflect current market conditions and the strengthening of grade and basis differentials since the second quarter of 1997. EOTT anticipates that financial performance will continue to improve during the fourth quarter of 1997, when EOTT should experience some market improvement along with the full impact of prior lease contract renegotiations.

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

(a)  Exhibits.

     Exhibit 10.19    EOTT Energy Corp. Long Term Incentive Plan

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



                                       EOTT ENERGY PARTNERS, L.P.
                                       (A Delaware Limited Partnership)

Date:  November 13, 1997               By:   EOTT ENERGY CORP. as
                                             General Partner


                                       /s/    STEVEN A. APPELT
                                       -----------------------------------
                                       Steven A. Appelt
                                       Vice President, Chief Financial Officer
                                       (Principal Accounting Officer)

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                       DESCRIPTION
     ------           ------------------------------------------
     Exhibit 10.19    EOTT Energy Corp. Long Term Incentive Plan

     Exhibit 27       Financial Data Schedule