Form 10-K
period 1997-12-31
EOTT ENERGY PARTNERS LP
filed 1998-03-26
CIK 917464

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997    Commission File Number:  1-12872
                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                Delaware                                 76-0424520
----------------------------------------             -------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

         1330 Post Oak Boulevard
               Suite 2700
             Houston, Texas                                 77056
----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

                                 (713) 993-5200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 Title of each class                 Name of each exchange on which registered
----------------------              -------------------------------------------
   Common Units                              New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 2, 1998, was approximately $182,204,150.

================================================================================

                           EOTT ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----
                                  PART I

Item 1.   Business                                                                                    3
Item 2.   Properties                                                                                 11
Item 3.   Legal Proceedings                                                                          12
Item 4.   Submission of Matters to a Vote of Security Holders                                        13

                                  PART II

Item 5.   Market for Registrant's Common Units and Related Security
              Holder Matters                                                                         14
Item 6.   Selected Financial Data                                                                    16
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                              17
Item 8.   Financial Statements and Supplementary Data                                                25
Item 9.   Disagreements on Accounting and Financial Disclosure                                       25

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant                                         26
Item 11.  Executive Compensation                                                                     29
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                                                         35
Item 13.  Certain Relationships and Related Transactions                                             36

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                             37


                                     PART I

ITEM 1. BUSINESS

GENERAL

     EOTT Energy Partners, L.P., a Delaware limited partnership, through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products and related activities. EOTT Energy Partners, L.P.'s principal business segments are its North American crude oil gathering and marketing operations, and its Refined Products marketing business (see Note 20 to the Consolidated Financial Statements for certain financial information by business segment). In late 1997, EOTT decided to exit the East of Rockies refined products business. See further discussion in "Business - Refined Products Marketing". Unless the context otherwise requires, the terms "EOTT" and the "Partnership" herein refer to EOTT Energy Partners, L.P., its affiliated limited partnerships, and for periods prior to the Partnership's initial public offering in March 1994, EOTT Energy Corp., its wholly-owned subsidiary, EOTT Energy Ltd., and its affiliated company Enron Products Marketing Company (collectively referred to as the "Predecessor").

     EOTT Energy Corp. (the "General Partner"), a Delaware corporation and an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), serves as the sole general partner of the Partnership and its affiliated operating limited partnerships. In addition to its aggregate approximate 2% general partner interest in the Partnership, the General Partner owns an approximate 37% limited partner interest in the Partnership in the form of subordinated units. Enron, through its purchase of EOTT Common and Special Units, more fully described in
Note 13 to the Consolidated Financial Statements, holds an approximate 11% interest in the Partnership.

     Through its North American crude oil gathering and marketing operations, which accounted for substantially its entire gross margin during 1997, EOTT purchases crude oil produced from approximately 25,000 leases in 17 states. In addition, EOTT is a major purchaser of lease crude oil in Canada. As an intermediary, EOTT seeks to earn profits by buying crude oil at competitive prices, efficiently transporting and handling the purchased crude oil and marketing the crude oil to refinery customers or other trade partners who can most benefit from the particular crude type. Pipeline systems and EOTT's trucking operations provide the vital link between EOTT's crude oil purchasing and marketing activities. Within the United States, EOTT transports most of the lease crude oil it purchases by means of a fleet of 275 owned or leased trucks, and by pipeline, including approximately 2,285 miles of intrastate and interstate pipeline and gathering systems owned by EOTT as well as common carrier pipeline systems owned by third parties. In addition, EOTT provides transportation and trading services for third party purchasers of crude oil. These pipeline systems and trucking operations cover 15 states: Alabama, Arkansas, California, Colorado, Florida, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Oklahoma, Texas, Utah and Wyoming.

     EOTT purchases crude oil from many of the largest integrated and independent producers in the United States and Canada. Approximately 87% of EOTT's lease crude oil is purchased from independent oil producers, and approximately 13% is purchased from major integrated oil companies. EOTT markets the crude oil to major integrated oil companies and independent refiners throughout the United States and Canada. In its North American crude oil gathering and marketing operations, EOTT purchased approximately 305,000 barrels per day ("bpd") of lease crude oil during 1997.

     EOTT purchases lease barrels at prevailing market prices. Generally, as EOTT purchases lease barrels, it simultaneously enters into a corresponding sale transaction involving physical deliveries of crude oil to third party users, such as refiners or other trade partners, or a sale of futures contracts on the New York Mercantile

Exchange ("NYMEX"). This process gives EOTT the opportunity to secure a profit on the transaction at the time of purchase and to effect a substantially balanced position until it makes physical delivery of the crude oil, thereby minimizing or eliminating exposure to price fluctuations occurring after the initial purchase. Following the purchase of a lease barrel, EOTT may effect trades both in the futures and physical markets in order to deliver the crude oil to its highest value location or otherwise to maximize the value of the crude oil controlled by EOTT. Throughout the process, EOTT seeks to maintain a substantially balanced position at all times. However, EOTT has certain basis risks (the risk that price relationships between delivery points, classes of products or delivery periods will change) which cannot be completely hedged. It is EOTT's policy not to acquire and hold crude oil, other petroleum products, futures contracts or other derivative products for the purpose of speculating on price changes.

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

     While EOTT engages in several types of purchases, sales and exchanges of crude oil, most transactions entered into by EOTT are at market responsive prices for a term or duration of 90 days or less, and a large number of EOTT's transactions are done on a 30-day evergreen basis. These purchases are automatically renewable on a month-to-month basis until terminated by either party. The purchases are based on market related indices, which change frequently in response to market changes. Conducting business on this basis helps EOTT reduce the risk in its North American crude oil gathering and marketing business.

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

REFINED PRODUCTS MARKETING

     During 1997, 1996 and 1995, EOTT made use of third party common carrier pipeline systems for the distribution of refined products (e.g., No. 2 fuel oil, jet fuel and unleaded gasoline) to the ultimate customer. All products inventory was hedged on the NYMEX and sold to customers when the premium on hedged inventory exceeded the replacement cost of the inventory. At times when the prompt premium was not available, EOTT liquidated its inventory against the hedge in the NYMEX-deliverable locations. In late 1997, EOTT made the decision to exit the East of Rockies refined products business and refocus on the core crude oil business. After the exit of the East of Rockies refined products business, EOTT will market refined gasoline in 4 states in connection with its West Coast operations. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

RISK MANAGEMENT SERVICES / DERIVATIVES

     Sophisticated price risk management strategies, including those involving price hedges using NYMEX futures contracts, are becoming increasingly important in creating and maintaining intermediary margins. Such hedging techniques require significant resources dedicated to the management of futures positions - a capability that many smaller purchasers do not have. EOTT's risk management personnel coordinate all of EOTT's NYMEX trading activities and other hedging techniques to ensure that EOTT's hedging activities are meeting EOTT's objectives. At the same time, this enables EOTT to net positions internally and reduces overall trading volumes and associated commissions. The consolidation of price risk management activities not only allows for more efficient hedging and futures trading, but also provides traders of physical volumes the freedom to focus on their markets. In addition to hedging its lease barrel purchases, EOTT provided price risk management products to its energy customer base during the years ended December 31, 1997, 1996 and 1995. However, in late 1997, EOTT made the decision to streamline business processes throughout the organization and as a result will no longer provide price risk management products to its customers.

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

     Within the past few years, the number of companies involved in the gathering of crude oil in the United States has decreased as a result of business failures and consolidations. Nevertheless, the market continues to be characterized by a large number of participants. Although EOTT is one of the largest independent gatherers and marketers in the United States, management estimates that EOTT accounts for approximately 5% of the volume of lease crude oil gathered in North America and that EOTT and its three principal competitors combined account for approximately one-fifth of the volume of lease crude oil gathered in the United States. EOTT estimates that major oil companies account for approximately 40% to 45% of the total volume of lease crude oil gathered in the United States with the balance accounted for by numerous smaller companies.

     EOTT views itself as a value-added intermediary that seeks to create its profit margin from the services it provides to its customers. These customer services include traditional trading, marketing and transportation activities.

ENVIRONMENTAL MATTERS

     EOTT is subject to federal, state and local laws and regulations relating to the protection of the environment. At the federal level, such laws include, among others, the Clean Air Act, the Clean Water Act, the Oil Pollution Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the National Environmental Policy Act, as each maybe amended from time to time. Compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that EOTT will not incur such costs in material amounts.

     The Clean Air Act controls, among other things, the emission of volatile organic compounds, nitrogen oxides, and all other ozone-producing compounds in order to protect national ambient air quality in accordance with standards established for ozone and other pollutants. Such emissions may occur from the handling or storage of petroleum or natural gas. The sources of emissions that are subject to control and the types of controls required are a matter of individual state air quality control implementation plans that set forth emission limitations. Both federal and state laws impose substantial civil and even criminal penalties for violation of applicable requirements.

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

     OPA also imposes a variety of requirements on "responsible parties" for oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term "responsible party" includes the owner or operator of an oil or gas facility that could be the source of an oil spill affecting jurisdictional waters of the United States. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. OPA establishes a liability limit for onshore facilities of up to $350 million while the limit for offshore facilities is all removal costs plus up to $75 million in other damages. A party cannot take advantage of liability limits, however, if the spill is caused by gross negligence or willful misconduct; if the spill resulted from violation of a federal safety, construction or operating regulation or if a party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill response plan, and a demonstration of the operator's ability to pay for environmental cleanup and restoration costs likely to be incurred in connection with an oil spill. For onshore facilities that have the ability to affect waters of the United States, OPA requires an operator to demonstrate $10 million in financial responsibility, and for offshore facilities the financial responsibility is $35 million, unless a formal risk assessment indicates that a greater amount, up to $150 million, is required. On March 25, 1997, the U.S. Minerals Management Service ("MMS") proposed regulations implementing these financial responsibility requirements. The General Partner fully anticipates that EOTT will be able to satisfy the MMS's requirements for financial responsibility under OPA and the proposed regulations. Failure to comply with these OPA requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal actions.

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

     The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances that have been released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the ordinary course of EOTT's operations, substances may be generated that fall within the definition of "hazardous substances."

     EOTT potentially may have liability under CERCLA and similar state laws at three known sites. In 1991, EOTT took a deed of trust on the Rattlesnake refinery in Wickett, Texas, to secure delinquent accounts payable by the owner of the refinery. The refinery had numerous operational problems and ceased operating in 1992. Environmental contamination is known to exist at the refinery, but EOTT cannot estimate the extent of the contamination and the potential costs of remediation. EOTT's management believes that EOTT would not be considered an owner or operator of the refinery and that EOTT does not have any responsibility with respect to the environmental conditions at the Rattlesnake refinery. Nevertheless, the potential liability, if any, of EOTT with respect to this site cannot be predicted at this time.

     In 1987, EOTT purchased a crude oil terminal and transportation facility from Fairway Crude, Inc. This facility is adjacent to the Mid-America Refining Company site in Chanute, Kansas. The Mid-America refinery ceased operations in 1981, and environmental contamination is known to exist at the refinery site. EOTT cannot estimate the extent of contamination or the potential costs of remediation associated with the Mid-America refinery. In 1993, EOTT received a request for information from the EPA that suggests the EPA believes EOTT may be potentially responsible for the costs of remediating some contamination at the Mid-America refinery site. Since EOTT did not purchase the adjacent facility until 1987 and EOTT has been careful to avoid contamination of its property, the General Partner believes that EOTT should not be responsible for remediating environmental conditions at the Mid-America refinery site. Nevertheless, the potential liability, if any, of EOTT with respect to this site cannot be predicted at this time.

     In early 1991, EOTT entered into a crude oil processing agreement with a California refiner pursuant to which EOTT's crude oil was processed into refined petroleum products during 1991 and 1992. On December 31, 1992, EOTT entered into a new, long-term processing agreement that replaced the agreement in effect during 1991 and 1992. This latter agreement was terminated in September 1995 in connection with the termination of EOTT's West Coast processing and asphalt marketing business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Discontinued Operations." The General Partner has been advised by the refiner that environmental conditions exist in the area of the refinery, including soil and groundwater contamination, that are the subject of ongoing, long-term remediation. Conditions of this nature are frequently associated with petroleum refineries. These conditions existed prior to EOTT's original processing agreement and prior to the acquisition of the refinery by the current owners. The General Partner has been advised that the refiner is implementing groundwater and soil remediation that includes retrieval and treatment of the contaminated groundwater and is preparing a long-term groundwater and soil remedial action plan. The General Partner understands that the refiner is working with the regulatory agencies in effecting this remediation.

     It is possible that EOTT could be named as a defendant in any legal action that might be filed as a consequence of environmental conditions associated with the California refinery, although the General Partner believes that valid defenses exist to any claim that may be filed with respect to existing environmental conditions. The General Partner cannot predict the nature or size of future claims that might be filed as a consequence of environmental conditions in the area of the refinery. The likelihood of such a claim against EOTT could be increased if the refiner is unable to complete its environmental cleanup and compliance program. In addition, because land surrounding the refinery is devoted to residential, commercial and industrial uses, there may be increased sensitivity within the local community to environmental issues concerning the operations of the refinery. The General Partner can give no assurances as to how courts or regulatory authorities will, in the future, interpret or apply the liability provisions of applicable law, including federal or state environmental laws and regulations.

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

Pipeline FERC Regulation

     Interstate Regulation Generally. EOTT's interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC") under the provisions of the Interstate Commerce Act ("ICA"). These operations include the Hobbs pipeline in New Mexico and Texas, the crude oil system in Mississippi and Alabama ("the Mississippi-Alabama Pipeline") and the crude oil systems acquired from CITGO Pipeline Company ("CITGO Pipelines"). The ICA requires, among other things, that petroleum pipeline rates be just and reasonable and non-discriminatory. The ICA permits interested parties to challenge proposed new or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon the completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues collected during the pendency of the investigation in excess of those that would have been collected under the prior tariff. In addition, the FERC, upon complaint or on its own motion and after investigation, may order a carrier to change its rate prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

     On August 31, 1994, EOTT filed with the FERC for a rate increase on the Hobbs Pipeline. The new rates went into effect unchallenged on October 1, 1994. Since that time, EOTT has annually amended it tariffs on all of its regulated pipelines as provided by FERC regulations effective July 1, 1995, 1996 and 1997. Although no assurance can be given that the tariffs charged by EOTT will ultimately be upheld if challenged, EOTT believes that the tariffs now in effect for the Hobbs, Mississippi - Alabama and CITGO pipelines are within the maximum rates allowed under the current FERC guidelines.

     Energy Policy Act of 1992 and Subsequent Developments. In October 1992, Congress passed the Energy Policy Act of 1992, which, among other things, required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by issuing several orders, including Order No. 561. Beginning January 1, 1995, Order No. 561 enables petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline's filed rate, Order No. 561 requires the pipeline to reduce its rate to comply with the lower ceiling. A pipeline must as a general rule utilize the indexing methodology to change its rates. The FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances.

     Because of the novelty and uncertainty surrounding the indexing methodology, the General Partner is unable to predict whether, how, or the extent to which the methodology may apply to EOTT's common carrier pipeline operations, and what effect, if any, it may have on the rates the Partnership charges for service. In addition to the regulatory considerations noted above, it is expected that the Hobbs, Mississippi-Alabama and CITGO pipeline tariff rates will continue to be constrained by competitive and other market factors.

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

Trucking Regulation

     EOTT operates its fleet of trucks as a private carrier. Additionally, in Louisiana and California it is engaged in contract carrier hauling of crude oil and natural gas liquids for third parties, and in Oklahoma it hauls salt water and other fluids for others. Although a private carrier that transports property in interstate commerce is not required to obtain operating authority from the Interstate Commerce Commission, the carrier is subject to certain motor carrier safety regulations issued by the Department of Transportation. The trucking regulations extend to driver operations, keeping of log books, truck manifest preparations, safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. EOTT is also subject to OSHA with respect to its trucking operations.

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

Other Regulation

     After exiting the East of Rockies refined products business, EOTT will market refined gasoline at the wholesale level in approximately 4 states. EOTT markets both reformulated and conventional gasoline in ozone nonattainment areas during control periods. EOTT is subject to extensive federal and state laws and regulations governing product specifications, transfer documentation, record keeping and sampling. Many of these laws and regulations impose significant financial penalties for non-compliance.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

     The statements in this Annual Report on Form 10-K that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussion under "Business - Environmental Matters," the discussion under "Legal Proceedings," the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters and Outlook." Any forward-looking statements are not guarantees of future performance, involve significant risks and uncertainties and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in obtaining additional lease barrels, demand for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, industry conditions, the success of the Partnership's risk management activities and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.

ITEM 2.  PROPERTIES

PIPELINE AND TRANSPORTATION ASSETS AND PROPERTIES

     EOTT owned and operated in 1997 2,285 miles of crude oil gathering and transmission pipelines, including the assets acquired from CITGO Pipeline Company discussed below, covering eight states (Alabama, Arkansas, California, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas), including 1,573 miles of intrastate and interstate common carrier pipeline systems located in Alabama, Louisiana, Mississippi, Texas and New Mexico. There are approximately 5.7 million barrels of storage capacity associated with these pipelines. EOTT has operated the pipeline systems with regular and continuous maintenance. Inspections and tests have been performed at prescribed intervals in an effort to ensure the integrity of the systems.

     On February 1, 1997, the Partnership acquired over 400 miles of intrastate and interstate common carrier pipelines in Louisiana and Texas from CITGO Pipeline Company. Shipped volumes associated with these assets amount to approximately 48,000 barrels per day from leases in certain regions of Arkansas, Louisiana and Texas. Storage associated with the pipeline systems totals approximately 0.5 million barrels.

     EOTT operates four common carrier barge facilities in Louisiana, one in Alabama, and one in Texas. Approximately 2.2 million barrels of storage capacity are associated with these barge facilities. For the storage and terminalling of bulk petroleum products, EOTT owns three terminal facilities in Ohio, which are currently held for sale, and one in Alabama. Approximately 431,000 barrels of storage capacity are associated with these bulk petroleum product facilities.

     In addition to transporting crude oil by pipeline, EOTT transports crude oil through a fleet of 275 owned or leased tractor-trailer trucks. EOTT operates its fleet of trucks as a private carrier. Additionally, in Louisiana and California it is also engaged in contract carrier hauling of crude and natural gas liquids for third parties, and in Oklahoma it hauls salt water and other fluids for others. EOTT services the truck fleet at 12 maintenance shops operated by EOTT in eight states (Louisiana, Oklahoma, New Mexico, California, Kansas, Mississippi, Texas and Wyoming). EOTT owns five of the maintenance shops and leases seven others. The tractor-trailer trucks are also used to transport oil field-related fluids such as frac oil, wash oil, fresh water and brine water. The storage capacity of the approximately 314 owned or leased field tanks associated with the trucking business totals approximately 524,000 barrels.

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

     State of Texas Royalty Suit. EOTT was served on November 9, 1995 with a petition styled The State of Texas, et al. vs. Amerada Hess Corporation, et al. The matter was filed in District Court in Lee County, Texas and involves several major and independent oil companies and marketers as defendants. The plaintiffs are attempting to put together a class action lawsuit alleging that the defendants acted in concert to buy oil owned by members of the plaintiff class in Lee County, Texas, and elsewhere in Texas, at "posted" prices, which the plaintiffs allege were lower than true market prices. There is not sufficient information in the petition to fully quantify the allegations set forth in the petition, but the General Partner believes that any such claims against the Partnership will prove to be without merit.

     The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas. This case was filed on October 23, 1997 in Austin by the Texas Attorney General's office and involves several major and independent oil companies and marketers as defendants. EOTT was served on November 18, 1997. The petition states that the State of Texas brought this action in its sovereign capacity to collect statutory penalties recoverable under the Texas Common Purchaser Act, arising from Defendants' alleged willful breach of statutory duties owed to royalty, overriding royalty and working interest owners of crude oil sold to Defendants, as well as alleged breach of Defendants' common law and contractual duties. The Plaintiffs also allege that the Defendants have engaged in discriminatory pricing of crude oil. This case appears to be similar to the Lee County, Texas case filed by the State of Texas on November 9, 1995 and disclosed previously. There is not sufficient information in the petition to fully quantify the allegations set forth in the petition, but the General Partner believes any such claims against it or the Partnership will prove to be without merit.

     McMahon Foundation and J. Tom Poyner vs. Amerada Hess Corporation, et al. (Including EOTT Energy Operating Limited Partnership), Civil Action No. H-96-1155; United States District Court, Southern District of Texas, Houston Division (Texas Federal Anti-Trust Suit). This suit was filed on April 10, 1996 as a class action complaint for violation of the federal antitrust laws and involves several major and independent oil companies and marketers as defendants. The relevant area is the entire continental United States, except for Alaska, New York, Ohio, Pennsylvania, West Virginia and the Wilmington Field at Long Beach, California. The plaintiffs claim that there is a combination and conspiracy among the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the price paid for the first purchase of lease production oil sold from leases in which the class members own interests. This was allegedly accomplished by agreement of the defendants to routinely pay for first purchases at posted prices rather than competitive market prices and maintain them in a range below competitive market prices through an undisclosed scheme of using posted prices in buy/sell transactions among themselves to create the illusion that posted prices are genuine market prices. The plaintiffs allege violations from October of 1986 forward. No money amounts were claimed, and it is not possible to determine any potential exposure until further discovery has been done. While the petition is vague and discovery has not yet begun, the General Partner believes the Partnership should be without liability in this or related matters.

     Randolph Energy, Inc., et al. vs. Amerada Hess Corporation, et al., Civil Action No. 2:97CV273PG; In the United States District Court for the Southern District of Mississippi, Jackson Division (Mississippi Federal Anti-Trust Suit). EOTT received the summons in this matter on August 18, 1997. The case was filed on August 5, 1997 and is a class action complaint for alleged violation of the federal antitrust laws which involves several major and independent oil companies and marketers as defendants. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. The issues appear to be a duplication of the issues in the Texas Federal Anti-Trust Suit referenced above. No money amounts were claimed, and it is not possible to determine any potential exposure until further discovery is done. Though still in its early stages, the General Partner believes the Partnership should be without liability in this or related matters.

     The Texas Federal Anti-Trust Suit and the Mississippi Federal Anti-Trust Suit, along with several other suits to which EOTT is not a party, were consolidated and transferred to the Southern District of Texas by Transfer Order dated January 14, 1998. The Judicial Panel on Multidistrict Litigation made this recommendation due to similarity of issues in the cases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER
        MATTERS.

     The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.

                                                                        Price Range
                                                                  ---------     --------        Cash
                                                                    High          Low       Distributions
                                                                  ---------     --------    -------------
1997
     First Quarter..............................................  $  22.375     $ 19.750     $   .475
     Second Quarter.............................................     21.625       18.375         .475
     Third Quarter..............................................     20.000       17.125         .475
     Fourth Quarter.............................................     20.625       14.750         .475


1996
     First Quarter..............................................  $  19.875     $ 16.375     $   .475
     Second Quarter.............................................     19.000       16.125         .475
     Third Quarter..............................................     20.250       18.250         .475
     Fourth Quarter.............................................     22.000       19.750         .475

-----------
     Distributions are shown in the quarter paid to Common Unitholders


     As of February 15, 1998, there were approximately 405 record holders of the Partnership's Common Units and there were an estimated 18,000 beneficial owners of the Common Units held in a street name. There is no established public trading market for the Partnership's Subordinated Units. Generally, the Partnership will distribute 100% of its Available Cash as defined in the Partnership Agreement within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form of which is filed as an exhibit hereto. Distributions of Available Cash to the Subordinated Unitholders will be subject to the prior rights of the Common and Special Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     In connection with the Partnership's initial public offering of Common Units in March 1994, Enron and the Partnership entered into an Ancillary Agreement pursuant to which, among other things, Enron agreed that it would contribute up to $19 million to the Partnership in exchange for Additional Partnership Interests ("APIs") if necessary to support the Partnership's ability to pay the MQD on Common Units with respect to quarters ending on or prior to March 31, 1997. As a result of cash operating losses from the Partnership's West Coast processing and asphalt marketing business during the first and second quarters of 1995, Enron purchased $9.1 million of APIs. At the beginning of the third quarter of 1995, in connection with the decision of the Partnership to exit its West Coast processing and asphalt marketing business, Enron committed to increase its distribution support obligation by $10 million to $29 million and to extend the support period for one year through March 31, 1998. To implement this arrangement, the Partnership and Enron entered into an Agreement to Increase and Extend Distribution Support, which provided for an amendment to the Ancillary Agreement to increase and extend

Enron's support obligation and an amendment to the Partnership Agreement to provide that Available Cash from Operations will be calculated on a cumulative basis beginning with the third quarter of 1995. The purpose and effect of these agreements was to restore the distribution support protection afforded to the Common Unitholders to a level comparable to that afforded to the purchasers of Common Units at the time of the initial public offering. In the fourth quarter of 1997, Enron committed to extend the cash distribution support from March 31, 1998 to March 31, 1999 and due to the losses incurred by the Partnership in 1997, Enron purchased an additional $3.7 million of API's in connection with the distribution for the third quarter of 1997 and $3.8 million of API's in connection with the distribution for the fourth quarter of 1997.

     The Partnership Agreement provides that, with respect to any calendar quarter, Available Cash in excess of the amount necessary to distribute the MQD on all outstanding Units will be used to redeem outstanding APIs, of which $16.6 million are outstanding at February 13, 1998. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The amendment also contained provisions designed to ensure that any such waiver will have no impact on the determination of whether the Partnership's Available Cash constituting Cash from Operations has been sufficient to cause the Subordination Period to end. The amendment creates an exception to the requirement that the Partnership distribute 100% of Available Cash each quarter. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to permit the Partnership to distribute MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. Enron has made no commitment to furnish similar waivers with respect to quarters subsequent to the fourth quarter of 1996, although under the amendment it has the right to grant such waivers with respect to future periods. The February 1997 amendments to the Partnership Agreement also provided that after the end of the Subordination Period a holder of Subordinated Units may convert such Units into Common Units either in whole or in part from time to time. The amendments also provided that any unconverted Units will be renamed "Class B Units" after the end of the Subordination Period. Prior to the amendments, the Partnership Agreement provided that the General Partner (whether or not it held the Subordinated Units) would determine when conversion occurred and that conversion would occur on an all or none basis.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)
         (In Thousands, Except Per Unit and Operating Data)




                                                                      Year December 31,
                                                 -----------------------------------------------------------
                                                     1997            1996           1995            1994
                                                 -----------     -----------     -----------     -----------
                                                                                                 (Pro forma)
INCOME DATA:
Revenue .....................................    $ 7,646,099     $ 7,469,730     $ 5,088,240     $ 5,260,204
Cost of sales ...............................      7,533,054       7,320,203       4,996,439       5,164,447
                                                 -----------     -----------     -----------     -----------
Gross margin ................................        113,045         149,527          91,801          95,757
Operating expenses ..........................         96,158         101,945          72,951          70,079
Depreciation and amortization ...............         16,518          15,720          10,512          11,781
Impairment of assets ........................          7,961              --              --              --
                                                 -----------     -----------     -----------     -----------
Operating income (loss) .....................         (7,592)         31,862           8,338          13,897
Interest and related charges ................         (6,661)         (3,659)         (3,930)         (4,176)
Other income (expense), net .................           (146)            606           1,312           5,158
                                                 -----------     -----------     -----------     -----------
Income (loss) from
   continuing operations (1)(5) .............    $   (14,399)    $    28,809     $     5,720     $    14,879
                                                 ===========     ===========     ===========     ===========
Basic income (loss) from
   continuing operations per Unit:(6)
     o Common ...............................    $     (0.75)    $      1.50     $      0.33     $      0.86
                                                 ===========     ===========     ===========     ===========
     o Subordinated .........................    $     (0.75)    $      1.50     $      0.33     $      0.86
                                                 ===========     ===========     ===========     ===========
Diluted income (loss) from
   continuing operations per Unit (6) .......    $     (0.75)    $      1.50     $      0.33     $      0.86
                                                 ===========     ===========     ===========     ===========
Cash distributions per Common Unit ..........    $      1.90     $      1.90     $      1.80     $      0.88
                                                 ===========     ===========     ===========     ===========

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets ................................    $   782,921     $ 1,026,197     $   696,127     $   708,997
Long-term liabilities .......................            281             931           1,546          12,922
Equity of parent ............................             --              --              --              --
Partners' capital (2) (5) ...................         62,093         106,173          75,819         158,561
Additional Partnership Interests (7) ........         12,775           9,091           9,091              --
Capital expenditures (3) ....................         22,837           6,723          67,022          15,947
Cash distributions ..........................         29,681          28,831          12,218          15,314

OPERATING DATA:
North American crude oil:
Gross margin per total barrel ...............    $      0.32     $      0.45     $      0.35     $      0.29
Gross margin per lease barrel ...............    $      0.98     $      1.30     $      0.99     $      0.94
Total gross margin (000) ....................    $   109,249     $   144,802     $    90,775     $    88,013
Total volumes (thousand bpd) (4) ............          933.7           875.0           718.5           822.5
Total lease volumes (thousand bpd) ..........          305.0           303.4           250.9           255.7


                                                 Nine Months    Three Months
                                                    Ended          Ended        Year Ended
                                                 December 31,     March 31,     December 31,
                                                    1994            1994            1993
                                                 -----------     -----------     -----------
                                                                       (Predecessor)
INCOME DATA:
Revenue .....................................    $ 4,027,630     $ 1,232,576     $ 5,761,120
Cost of sales ...............................      3,955,030       1,209,419       5,662,025
                                                 -----------     -----------     -----------
Gross margin ................................         72,600          23,157          99,095
Operating expenses ..........................         50,076          19,853          84,790
Depreciation and amortization ...............          8,974           2,805          11,410
Impairment of assets ........................             --              --              --
                                                 -----------     -----------     -----------
Operating income (loss) .....................         13,550             499           2,895
Interest and related charges ................         (3,162)            (75)             --
Other income (expense), net .................          1,331           3,827           1,190
                                                 -----------     -----------     -----------
Income (loss) from
   continuing operations (1)(5) .............    $    11,719     $     4,251     $     4,085
                                                 ===========     ===========     ===========
Basic income (loss) from
   continuing operations per Unit:(6)
     o Common ...............................    $      0.67             N/A             N/A
                                                 ===========
     o Subordinated .........................    $      0.67             N/A             N/A
                                                 ===========
Diluted income (loss) from
   continuing operations per Unit (6) .......    $      0.67             N/A             N/A
                                                 ===========
Cash distributions per Common Unit ..........    $      0.88             N/A             N/A
                                                 ===========

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets ................................    $   708,997             N/A     $   629,341
Long-term liabilities .......................         12,922             N/A          10,305
Equity of parent ............................             --             N/A         153,659
Partners' capital (2) (5) ...................        158,561             N/A              --
Additional Partnership Interests (7) ........             --              --              --
Capital expenditures (3) ....................         12,358           3,589          20,708
Cash distributions ..........................         15,314             N/A             N/A

OPERATING DATA:
North American crude oil:
Gross margin per total barrel ...............    $      0.30     $      0.27     $      0.31
Gross margin per lease barrel ...............    $      0.96     $      0.88     $      0.87
Total gross margin (000) ....................    $    66,510     $    21,504     $    92,585
Total volumes (thousand bpd) (4) ............          803.0           882.2           830.2
Total lease volumes (thousand bpd) ..........          250.8           270.7           292.3

(1) Income (loss) from continuing operations excludes the effect of income taxes.

(2) The decrease in Partners' capital in 1995 is due primarily to the 1995 losses incurred in connection with EOTT's decision to exit its West Coast processing and asphalt marketing business. See additional discussion in
     Note 4 to the Consolidated Financial Statements.

(3) The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be $5-6 million each year. 1993 includes $11 million for the purchase of pipeline assets in New Mexico and West Texas. 1995 includes $52.6 million for the purchase of crude gathering and pipeline assets in Mississippi and Alabama. 1997 includes $12 million for the purchase of crude gathering and pipeline assets in Arkansas, Louisiana and Texas.

(4) Includes lease volumes and trade volumes. Trade volumes vary depending upon market opportunities.

(5) 1997 includes non-recurring charges of (i) $6.5 million impairment of an information system development project, (ii) $1.5 million impairment of three Ohio products terminals held for sale and (iii) $2.0 million of severance costs related to the exit of the East of Rockies refined products business and corporate realignment. See additional discussion in Notes 7 and 8 to the Consolidated Financial Statements.

(6) Income (loss) per Unit has been restated for all periods to conform with Statement of Financial Accounting Standards No. 128. See additional discussion in Note 6 to the Consolidated Financial Statements.

(7) In February 1998, the fourth quarter distribution for 1997 was paid in part utilizing $3.8 million in cash provided by Enron in exchange for Additional Partnership Interests. See additional discussion in Note 19 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

     The statements in this Annual Report on Form 10-K that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance, involve significant risks and uncertainties and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in obtaining additional lease barrels, demand for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, industry conditions, the success of the Partnership's risk management activities and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.

OVERVIEW

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products and related activities. EOTT's business segments are its North American Crude Oil gathering and marketing operations, and its Refined Products Marketing business (see Note 20 to the Consolidated Financial Statements for certain financial information by business segment). In late 1997, EOTT made the decision to exit the East of Rockies refined products business. See further discussion in "Recent Developments."

     The purchase and resale of crude is a highly competitive activity with very thin and volatile profit margins. EOTT's operating results are sensitive to a number of factors including: types of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities and timing and costs (including storage) involved in delivering crude oil to the appropriate customer. EOTT purchases lease barrels at prevailing market prices. Generally, as EOTT purchases lease barrels, it simultaneously enters into a corresponding sale transaction to secure a profit, thereby minimizing or eliminating exposure to price fluctuations. In addition, EOTT's marketing strategies also provide the potential to enhance the value of the crude oil EOTT purchases.

RECENT DEVELOPMENTS

     In late 1997, EOTT decided to refocus on the core crude business, which provides substantially all of the gross margin for the Partnership, as well as improve overall operating efficiencies. As a result, EOTT announced the following two initiatives. The decision was made to exit the marginal East of Rockies refined products business in order to focus on business development opportunities in the crude business, where management believes there is more potential for growth. The Partnership will re-deploy the working capital associated with the East of Rockies refined products business and plans to sell its three products terminals in Ohio. In connection with this decision, non-recurring charges were recorded at December 31, 1997, which included severance costs of $0.9 million and a $1.5 million impairment of the Ohio products terminals.

     In addition, EOTT streamlined business processes throughout the organization and realigned reporting responsibilities to improve the Partnership's overall cost structure. As a result, marketing and administrative personnel were reduced by approximately 20 percent and an additional non-recurring severance charge of $1.1 million was recorded at December 31, 1997 pursuant to the existing EOTT Energy Corp. Severance Plan.

     During the fourth quarter of 1997, EOTT terminated an information system development project due to the lack of third party vendor support and foreseeable operating platform obsolescence. As a result, the Partnership recorded a $6.5 million non-recurring impairment charge.

     The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for the twelve months ended December 31, 1997, 1996, and 1995 and the financial condition at December 31, 1997 and 1996 reflect the activities of EOTT Energy Partners, L.P. and its subsidiary partnerships (the "Partnership"). Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated limited partnerships.

RESULTS OF OPERATIONS

     EOTT reported a loss from continuing operations of $14.4 million or $0.75 per diluted Unit for 1997, and income of $28.8 million or $1.50 per diluted Unit for 1996, and $5.7 million or $.33 per diluted Unit for 1995. Excluding non-recurring charges of $10.0 million or $0.52 per diluted Unit discussed previously in "Recent Developments", EOTT reported a net loss of $4.4 million or $0.23 per diluted Unit in 1997. Including the 1997 non-recurring charges, EOTT showed a net loss of $14.4 million for 1997 compared to net income of $28.8 million for 1996, and a net loss of $61.4 million for 1995, which includes losses on discontinued operations of $65.8 million.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                                     Year Ended December 31,
                                                       ----------------------------------------------
                                                            1997              1996           1995
                                                       -------------     -------------   ------------
Revenues:
     North American Crude Oil........................  $     6,792.3     $     6,758.7   $    4,704.2
     Refined Products Marketing......................          853.8             711.9          385.0
     Intersegment eliminations.......................            -                (0.9)          (1.0)
                                                       -------------     -------------   ------------
       Total.........................................  $     7,646.1     $     7,469.7   $    5,088.2
                                                       =============     =============   ============

Gross margin:
     North American Crude Oil........................  $       109.2     $       144.8   $       90.8
     Refined Products Marketing......................            3.8               4.7            1.0
                                                       -------------     -------------   ------------
       Total.........................................  $       113.0     $       149.5   $       91.8
                                                       =============     =============   ============

Operating Income (Loss):
     North American Crude Oil........................  $        19.9     $        54.6   $       29.3
     Refined Products Marketing......................           (0.8)              1.5           (1.3)
     Corporate.......................................          (26.7)            (24.2)         (19.7)
                                                       -------------     -------------   ------------
       Total.........................................  $        (7.6)    $        31.9   $        8.3
                                                       =============     =============   ============

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

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1996

     North American Crude Oil. Operating income for the North American Crude Oil segment was $19.9 million in 1997 compared to $54.6 million in 1996. Gross margin decreased $35.6 million to $109.2 million due primarily to the deterioration in grade and basis differentials in the North American crude gathering business. North American crude lease purchases were up slightly from 303,400 barrels per day ("bpd") for 1996 to 305,000 bpd in 1997. Operating expenses of $89.3 million for 1997 were $0.9 million lower than 1996 due to lower benefits and other employee related costs, partially offset by increased operating costs associated with the CITGO acquisition of pipeline and related assets and severance costs associated with the realignment initiatives discussed in "Recent Developments."

     Refined Products Marketing. Refined Products Marketing had an operating loss of $0.8 million in 1997 compared to operating income of $1.5 million in 1996. The 1997 operating loss was a result of the non-recurring charges recorded of $0.9 million for severance costs and the $1.5 million impairment of the Ohio terminals due to the exit of the East of Rockies refined products business. Trade volumes were 92,300 bpd in 1997 compared to 73,100 bpd in 1996. Gross margin decreased $0.9 million to $3.8 million in 1997 due primarily to a lack of seasonal demand for refined products. Operating expenses of $3.1 million in 1997 were relatively flat compared to 1996 due primarily to $0.9 million recorded for severance costs partially offset by lower benefits and other employee related costs.

     Corporate and Other. Corporate and other costs of $26.7 million for 1997 were $2.5 million higher compared to 1996 due primarily to a $6.5 million non-cash impairment associated with the termination of an information system development project partially offset by lower benefits and other employee related costs, lower liability and casualty insurance costs and lower systems operating costs. Interest and related charges for 1997 were $6.7 million compared to $3.7 million in 1996. The increase is due primarily to higher average short-term debt required to meet working capital needs, primarily related to higher crude inventories and debt used to finance the acquisition of crude oil pipeline assets in the first quarter of 1997. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency; gains (losses) on the sale of property, plant and equipment; and litigation settlements decreased $0.9 million to a loss of $0.8 million in 1997.

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1995.

     North American Crude Oil. Operating income for the North American Crude Oil segment was $54.6 million for 1996 compared to $29.3 million in 1995. Gross margin increased $54.0 million to $144.8 million due primarily to unusually strong crude oil market conditions and higher volumes related to the acquisition of pipeline and related assets in Mississippi and Alabama (see Note 5 to the Consolidated Financial Statements). North American crude lease purchases were up 21% from 250,900 barrels bpd for 1995 to 303,400 bpd in 1996 due primarily to the acquisition of pipeline and related assets in Mississippi and Alabama. Operating expenses of $90.2 million for 1996 were $28.7 million higher than 1995 due again primarily to higher operating costs associated with the expanded activities in Mississippi, Alabama and California along with higher benefits and other employee related costs.

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

Operating expenses of $3.2 million in 1996 were $0.9 million higher than in 1995 due primarily to higher benefit and other employee related costs.

     Corporate and Other. Corporate and other costs of $24.2 million for 1996 were $4.5 million higher compared to 1995 due primarily to higher systems operating costs, benefits, and other employee related costs. Interest and related charges for 1996 were $3.7 million compared to $3.9 million in 1995. The decrease is due primarily to lower interest expense on lower short-term borrowings partially offset by interest expense on the promissory note to Enron of $24.2 million related to the acquisition of assets from Amerada Hess Corporation which included the Mississippi-Alabama pipeline. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency; gains (losses) on the sale of property, plant and equipment; and litigation settlements decreased $0.7 million to $0.2 million in 1996.

DISCONTINUED OPERATIONS

      On September 29, 1995, EOTT transferred to Paramount Petroleum Corporation ("PPC") EOTT's West Coast processing and asphalt marketing business (other than its Arizona asphalt terminals and its asphalt marketing business based out of those terminals, as discussed below) pursuant to an agreement dated August 15, 1995 between EOTT and certain of its affiliates and PPC and certain of its affiliates. EOTT's decision to exit the West Coast business segment was made primarily due to persistently low crack spreads in 1995 and EOTT's inability to effectively protect itself against potential future losses due to the volatility in the crack spread. The crack spread is the difference between the sales price of refined products and the cost of feedstocks, principally crude oil.

      In August 1995, EOTT's Board of Directors approved a formal plan to dispose of the West Coast business segment. The results of discontinued operations included a charge of $46.8 million, or $2.70 per diluted Unit, in the second quarter of 1995. This charge included the repayment of the PPC bank debt at June 30, 1995 ($9.4 million), write-off of leasehold improvements at the refinery ($7.4 million), estimated third quarter operating losses ($6.0 million), additional expenses ($10.0 million) including transaction fees, lease cancellation costs and working capital reserves, and a lump-sum settlement ($14.0 million) related to taxes on the debt repayment and for the assumption of other contractual obligations, none of which was environmentally related. During the second half of 1995, EOTT recorded a $1.0 million benefit which reflects a settlement at an amount less than estimated on the PPC bank obligation assumed by EOTT as part of the agreement with PPC, and an additional charge of $3.8 million associated with the final liquidation of the processing inventories.

      Effective December 1, 1996, the Partnership sold its Arizona asphalt terminals for approximately $3.2 million. The sale of these assets did not have a material impact on the Partnership's results of operations.

      Amounts related to the West Coast Operations discontinued in 1995 are summarized as follows: (1) revenues were $315.8 million (2) gross margin was $(5.6) million (3) loss from discontinued operations was $16.2 million or $0.93 per diluted Unit and loss on disposal of discontinued operations was $49.6 million or $2.86 per diluted Unit. These operating results include an allocation of interest expense based on the ratio of net assets of the discontinued operations to the sum of consolidated net assets plus consolidated debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

      Net cash from operating activities was breakeven in 1997 compared to $39.3 million of cash provided by operating activities in 1996. The decrease in operating cash flow is primarily due to a significant decline in gross margin resulting from deterioration in grade and basis differentials in the North American crude gathering business.

Cash Flows From Investing Activities

      Net cash used in investing activities totaled $21.5 million in 1997 compared to $7.8 million in 1996, primarily due to the pipeline acquisition from CITGO Pipeline Company. Additions to property, plant, and equipment (capital expenditures) of $22.8 million in 1997 include $12.0 million for the pipeline acquisition from CITGO Pipeline Company ("CITGO"), $4.8 million for pipeline connections and improvements, and $4.2 million for information systems development.

      The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be approximately $5 - $6 million each year. The level of capital expenditures by the Partnership will vary depending upon prevailing energy markets, general economic conditions and the current regulatory environment.

      The Partnership generally expects to fund short-term liquidity as well as sustaining capital expenditures primarily from operating activities in addition to lines of credit provided by Enron, more fully described in Note 9 to the Consolidated Financial Statements. The Partnership may also issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

Cash Flows From Financing Activities

     Net cash provided by financing activities totaled $20.0 million in 1997 compared to net cash used of $28.5 million in 1996. The 1997 amount primarily represents short-term borrowings to fund working capital needs and finance the CITGO pipeline acquisition reduced by distributions paid to Unitholders of record for the period October 1, 1996 through September 30, 1997.

     During the first half of 1996, EOTT issued approximately 1.8 million Common Units in exchange for $29.8 million in a private placement with Enron and received $24.2 million for a promissory note issued to Enron. These proceeds, together with other short-term borrowings from Enron, were used by EOTT to repay $85 million in bridge financing related in part to the acquisition of pipeline assets from Amerada Hess on December 29, 1995. See additional discussion under
Note 5 to the Consolidated Financial Statements. On July 16, 1996, Enron and EOTT exchanged the Common Units for Special Units, more fully described in Note 13 to the Consolidated Financial Statements.

     Cash distributions paid to Unitholders were $29.7 million and $28.8 million for 1997 and 1996, respectively. In 1995, the Partnership issued Additional Partnership Interests ("APIs") to Enron in exchange for $9.1 million in support of the distributions paid to the General Partner and Common Unitholders during the second and third quarters of 1995. Due to the losses incurred during 1997, the third quarter distribution to all Common and Special Unitholders was paid utilizing $2.0 million from the Partnership's Available Cash and the Partnership issued API's in exchange for $3.7 million in cash support from Enron. As discussed further in Note 19 to the Consolidated Financial Statements, the 1997 fourth quarter distribution was paid in February 1998 using $1.9 million of Available Cash from the Partnership and the issuance of API's in exchange for $3.8 million in cash support from Enron.

Acquisition of Pipeline Assets

     On February 1, 1997, the Partnership acquired over 400 miles of intrastate and interstate common carrier pipelines in Louisiana and Texas from CITGO Pipeline Company. Shipped volumes associated with these assets amount to approximately 48,000 barrels per day from leases in certain regions of Arkansas, Louisiana and Texas. Storage associated with the pipeline systems totals approximately 0.5 million barrels. The purchase price was approximately $12 million and was financed with term debt from Enron.

Working Capital and Credit Resources

     Prior to June 30, 1995, EOTT had a credit facility with a third party. In connection with the termination of this facility, an extraordinary one-time charge of $1.3 million was recorded in 1995. On June 30, 1995, Enron Corp. agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility was $600 million, as amended December 19, 1996, and the facility, as amended February 10, 1998, has a maturity of March 31, 1999. As amended, the agreement contains sublimits on the availability of the Enron Facility of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at the London Interbank Offering Rate ("LIBOR") plus .25% per annum.

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

     At December 31, 1996, EOTT had an additional $24.2 million of term debt outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing was initially provided at a rate of LIBOR plus 1% per annum until March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996. On February 25, 1997, with an effective date of February 11, 1997, this note was extended in maturity to March 31, 1998 from its original March 31, 1997 maturity date and the amount available was increased to $39.3 million. In early 1997, an additional $15 million of term debt was borrowed primarily to finance the CITGO Pipeline Acquisition. On February 10, 1998, the maturity date of the Term Loan was extended to March 31, 1999.

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

     At December 31, 1997, EOTT had $92.5 million in letters of credit and $70.0 million in loans outstanding under the Enron Facility at an average annual interest rate of approximately 5.8%. The amount outstanding under the Term Loan at December 31, 1997 was $39.3 million with an average annual interest rate of 6.0%. The actual interest rate may vary based on the length of the borrowings. In addition, guarantees outstanding totaled $402.5 million of which $292.3 million were utilized.

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

     At December 31, 1997, EOTT was in technical violation of the negative covenants relating to the Tangible Net Worth, Leverage Ratio and Working Capital Ratio in the Enron Facility and Term Loan due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. EOTT received a waiver for these violations from Enron.

     At December 31, 1996, EOTT was in technical violation of the negative covenant relating to the Leverage Ratio in the Enron Facility and Term Loan due principally to increased volumes of business and increases in the price of crude. EOTT received a waiver for this violation from Enron.

     The General Partner believes that the Enron Facility will be sufficient to support the Partnership's crude oil purchasing activities and working capital requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

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

      Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form which is filed as an exhibit to this Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common and Special Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

      MQD is $0.475 per Unit. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before March 31, 1999, in an amount up to an aggregate of $29 million (of which $16.6 million had been advanced through February 13, 1998) in exchange for additional partnership interests ("APIs").

     The APIs purchased by Enron are not entitled to cash distributions or voting rights. Originally, the APIs were required to be redeemed if and to the extent that Available Cash for any quarter exceeded an amount necessary to distribute the MQD on all Common and Subordinated Units and to eliminate arrearages, if any, in the MQD on Common Units for prior periods. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled to and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. The February 1997 amendments to the Partnership Agreement also provided that after the end of the Subordination Period a holder of Subordinated Units may convert such Units into Common Units either in whole or in part from time to time. The amendments also provided that any unconverted Units will be renamed "Class B Units" after the end of the Subordination Period. Prior to the amendments, the Partnership Agreement provided that the General Partner (whether or not it held the Subordinated Units) would determine when conversion occurred and that conversion would occur on an all or none basis. See Part II, Item 5, "Market for Registrant's Common Units and Related Security Holder Matters."

     The Partnership Agreement authorizes EOTT to cause the Partnership to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.


Summarized Financial Information of the General Partner

      EOTT Energy Corp., an indirect wholly owned subsidiary of Enron Corp., serves as the General Partner of the Partnership. Summary financial information for 1997 and 1996 is shown below, in thousands:

                                                          Year Ended December 31,
                                                          1997              1996
                                                       -----------       -----------
Balance Sheet Data (at end of period)
     Total assets ...................................  $    47,181       $    50,413
     Total liabilities...............................  $     1,290       $        97
     Shareholder's equity............................  $    45,891       $    50,316

Income Statement Data:
     Net income (loss)...............................  $       138       $     5,524

     Enron Corp. is a publicly traded company listed on the New York Stock Exchange. Financial information about Enron Corp. can be obtained from its filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

OTHER MATTERS

Year 2000

      EOTT utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. An evaluation of EOTT's systems and its third party vendors is currently being performed to determine the scope of change and related costs to insure that EOTT's systems continue to function adequately to meet its internal needs and those of its customers and a detailed implementation plan is being developed based on these findings. In addition, EOTT will be contacting significant business associates to determine their plans to address year 2000 issues. Preliminary estimates of the total costs, which will be expensed as incurred, range from $2 million to $3 million. These projects, which began in 1997, will likely continue through 1999.

Recent Accounting Pronouncements

      During June 1997, two new accounting standards were issued that affect financial reporting. Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income" requires the presentation of comprehensive income which is traditional net income (loss) adjusted for certain items that previously were only reflected as direct charges for equity. SFAS No. 130 does not have a material effect on EOTT. SFAS No. 131, "Reporting Disaggregated Information About a Business Enterprise" requires that segment reporting for public companies be measured the same way management identifies and evaluates information internally. SFAS No. 131 requires adoption of this standard for year end 1998 reporting and also requires presentation of certain segment information on a quarterly basis starting in 1999. EOTT is currently evaluating the impact of this standard.

OUTLOOK

      Management expects onshore North American crude oil production to continue to decline at 3% to 5% annually. EOTT plans to continue aggressively pursuing strategies that management anticipates would result in increased market share of domestic lease barrel production. By offering an attractive combination of integrated producer support such as field level service and division order services, EOTT plans to increase its producer base by maintaining its reputation for high-quality, responsive customer service. By leveraging and enhancing its multi-region presence, EOTT plans to increase marketing and trading opportunities both domestically and in Canada.

      EOTT engages and will continue to engage in transactions principally for the purpose of hedging or enhancing the value of the Partnership's physical business. Based on EOTT's internal trading controls, which require daily balancing, management believes that the hedging program is effective and does not have a material impact on the Partnership's results of operations except for the effect which might have occurred if the Partnership had not hedged its physical lease purchases as it has historically done.

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

      Total capitalization at December 31, 1997 was $74.9 million consisting of $62.1 million of Partners' Capital and $12.8 million of APIs. Management anticipates the Partnership will be able to pay all interest costs related to short-term borrowings out of cash flow from continuing operations.

      Historically, this business has been very competitive with thin and volatile profit margins. Due to the volatility of crude oil prices in 1997, crude oil gathering margins suffered industry wide. Although there has been improvement in crude margins since the second quarter of 1997, margins have not returned to historical levels. EOTT anticipates that crude margins will return to average levels of profitability as the market stabilizes in 1998; however, the volatility of the market cannot be projected with any certainty. The Partnership intends to continue to pay MQDs to all its Common and Special Unitholders; however, due to the volatility of the market and other factors which can affect operating results, distribution support from Enron will be necessary to pay MQDs for the first quarter of 1998 and distribution support from Enron may be necessary to pay MQDs during the remainder of 1998. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before March 31, 1999, in an amount up to an aggregate of $29 million (of which $16.6 million has been advanced through February 1998).

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

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     Set forth below is certain information concerning the directors and executive officers of the General Partner. All directors of the General Partner are elected annually by and may be removed by Enron Liquids Holding Corp., a wholly owned subsidiary of Enron Corp., as the sole shareholder of the General Partner. All executive officers serve at the discretion of the Board of Directors of the General Partner.

                                              Years Employed
                                              by Enron or its
              Name                     Age   its Subsidiaries              Position
              ----                     ---   ----------------              --------
Edward O. Gaylord...................   66                         Director and Chairman of the Board
Philip J. Hawk .....................   44            5            Director, Chief Executive Officer and
                                                                       President
John H. Duncan .....................   69                         Director
Dee S. Osborne .....................   67                         Director
Daniel P. Whitty ...................   66                         Director
Kenneth L. Lay .....................   55           19            Director
Thomas E. White, Jr.................   54            7            Director
Mary Ellen Coombe ..................   47           17            Vice President, Human Resources and
                                                                       Administration
Stephen W. Duffy ...................   44            9            Vice President and General Counsel
Douglas P. Huth ....................   51            6            Vice President, Operations
Gary W. Luce........................   38            4            Senior Vice President, Commercial
Lori L. Maddox......................   33            1            Controller


     Edward O. Gaylord has served as a member of the Board of Directors since January 1993. Mr. Gaylord was elected Chairman of the Board of EOTT Energy Corp. in February 1993. He was elected in December 1995 as a member of the Audit Committee. Prior to joining EOTT Energy Corp., Mr. Gaylord owned and managed Gaylord & Company, a private venture capital firm, and he has owned interests in and managed various trucking, storage and manufacturing entities in his career of more than 30 years. Mr. Gaylord serves on the Board of Directors of Imperial Holly Corporation, Seneca Foods Corporation, ESSEX International Inc., Federal Reserve Bank of Dallas - Houston Branch, and the General Partner of Kinder Morgan Energy Partners, L.P.

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

     John H. Duncan was elected to the EOTT Energy Corp. Board of Directors in January 1993 and appointed to the Compensation Committee in February 1993. Since 1990, Mr. Duncan's principal occupation has been investments. Mr. Duncan is also a director of Enron Corp. and Chase of Texas, N. A.

     Dee S. Osborne was elected to the EOTT Energy Corp. Board of Directors and appointed to the Audit Committee and Compensation Committee in February 1993. Mr. Osborne serves as President of Finial Investment Corporation, Chairman of Digital and Wireless Communications, L.L.C. and Vice Chairman of Jacintoport Terminal Company. He is a director of Seagull Energy Corporation, Bogan Aerotech, Inc., and Trustee of Scott & White Memorial Hospital.

     Daniel P. Whitty was elected to the EOTT Energy Corp. Board of Directors in January 1993 and appointed to the Audit Committee and the Compensation Committee in February 1993. Mr. Whitty is an independent financial consultant and serves as the Chairman of the Audit Committee of Northern Border Partners, L.P. and as a director of Enron Equity Corp. He has also served as a director of Methodist Retirement Communities, Inc. and a Trustee of the Methodist Retirement Trust. Mr. Whitty served 35 years with Arthur Andersen LLP and was elected to its worldwide partnership in 1962.

     Kenneth L. Lay was elected to the EOTT Energy Corp. Board of Directors in January 1993 and for over five years has served as Chairman of the Board and Chief Executive Officer of Enron Corp. Mr. Lay is also a director of Enron Corp., Trust Company of the West, Eli Lilly and Company, Compaq Computer Corporation and Enron Oil & Gas Company.

     Thomas E. White, Jr. was elected to the EOTT Energy Corp. Board of Directors in February 1997. Mr. White is Chairman of the Board and Chief Executive Officer of Enron Ventures Corp. and Enron Renewable Energy Corp. From 1993 to 1997, Mr. White served as Chairman of the Board and Chief Executive Officer of Enron Operations Corp. He served as Chairman of the Board and Chief Executive Officer of Enron Power Corp. from 1991 to 1993. Prior to joining Enron, Mr. White retired as a Brigadier General from the United States Army.

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

     Lori L. Maddox has served as Controller since October 1996. Prior to joining EOTT Energy Corp., Ms. Maddox was associated with Arthur Andersen LLP where she became a Senior Manager and served in the Energy Group for ten years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the General Partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during 1997, its reporting persons complied with all applicable filing requirements in a timely manner except that Thomas E. White, Jr. filed a Form 3 after it was due.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes certain information regarding compensation paid or accrued by EOTT during each of the last three fiscal years to the Chief Executive Officer and each of EOTT's four other most highly compensated executive officers (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation        Long-Term Compensation
                                             --------------------------------  -------------------------
                                                                                             Securities
                                                                 Other Annual   Restricted   Underlying   All Other
                                             Salary      Bonus   Compensation  Stock Awards Options/SARs Compensation
Name and Principal Position         Year       ($)        ($)       ($) (1)        ($) (2)     (#'s)        ($) (3)
---------------------------         ----     -------     ------- ------------  ------------ ------------ ------------
Philip J. Hawk                      1997     330,000          --          -             -      50,000          --
Chief Executive Officer             1996     300,000     315,000          -             -          --       1,102
and President                       1995     300,000          --          -             -          --         793

Gary W. Luce                        1997     200,000          --          -             -      26,000          --
Sr. Vice President, Commercial      1996     180,250     250,000          -             -      40,000         992
                                    1995     141,000          --          -             -          --         714

Steven A. Appelt (4)                1997     185,000          --          -             -      16,000          --
Vice President and Chief            1996     145,038     160,000          -             -      60,000          --
Financial Officer

Douglas P. Huth                     1997     165,000          --          -             -      16,000          --
Vice President, Operations          1996     145,008     145,000          -             -          --       1,065
                                    1995     145,000          --          -             -          --         767

Mary Ellen Coombe                   1997     160,000          --          -             -      16,000          --
Vice President, Human Resources     1996     140,000     146,000          -             -          --       1,029
and Administration                  1995     140,002          --          -             -          --         741

---------------
(1) No Named Officer had "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.

(2) The Named Officers had no unreleased restricted stock holdings as of December 31, 1997.

(3) The amounts shown include the value as of year-end 1995 and 1996 of Enron Common Stock allocated during those years to employees' special subaccounts under Enron's Employee Stock Ownership Plan ("E.S.O.P"). Included in 1995 and 1996 is a special allocation made in December of 1995 and 1996 to a special allocation subaccount.

(4)  Mr. Appelt resigned February 12, 1998.

STOCK OPTION GRANTS DURING 1997

     The following table sets forth information with respect to grants of options pursuant to the Named Officers reflected in the Summary Compensation Table and all employee optionees as a group. No unit options were granted during 1997 under the EOTT Energy Corp. Unit Option Plan. Stock options were granted during 1997 under Enron's 1994 Stock Plan ("1994 Plan"). No SAR units were granted during 1997, and none are outstanding.

                                                         INDIVIDUAL GRANTS(1)
                                       ------------------------------------------------------
                                                       % OF TOTAL
                                         OPTIONS/     OPTIONS/SARS      EXERCISE
                                          SARS         GRANTED TO       OR BASE
                                         GRANTED      EMPLOYEES IN       PRICE     EXPIRATION
NAME                                       (2)        FISCAL YEAR        ($/SH)       DATE
----                                   -----------    -----------      ---------   ----------
Philip J. Hawk           EOTT                   --           --              --          --
                         Enron Corp.        50,000         0.30%       $  40.75     2/11/02

Gary W. Luce             EOTT                   --           --              --          --
                         Enron Corp.        26,000         0.15%       $  40.75     2/11/02

Steven A. Appelt         EOTT                   --           --              --          --
                         Enron Corp.        16,000         0.09%       $  40.75     2/11/02

Douglas P. Huth          EOTT                   --           --              --          --
                         Enron Corp.        16,000         0.09%       $  40.75     2/11/02

Mary Ellen Coombe        EOTT                   --           --              --          --
                         Enron Corp.        16,000         0.09%       $  40.75     2/11/02

All Employee and         EOTT                   --           --              --          --
  Director Optionees     Enron Corp.    16,929,185          100%       $40.4740         N/A

All Stock/Unit Holders   EOTT                   --           --              --          --
                         Enron Corp.           N/A          N/A             N/A         N/A

Optionee Gain as % of    EOTT                  N/A           --              --          --
  all Unit Holders Gain  Enron Corp.           N/A          N/A             N/A         N/A

                                                POTENTIAL REALIZABLE VALUE AT
                                                   ASSUMED ANNUAL RATES OF
                                                   STOCK PRICE APPRECIATION
                                                      FOR OPTION TERM (4)
                                       -------------------------------------------------------
NAME                                     0%(3)                 5%                     10%
----                                   ---------        ---------------        ---------------
Philip J. Hawk           EOTT          $      --        $            --        $            --
                         Enron Corp.   $      --        $       562,924        $     1,243,914

Gary W. Luce             EOTT          $      --        $            --        $            --
                         Enron Corp.   $      --        $       292,720        $       646,835

Steven A. Appelt         EOTT          $      --        $            --        $            --
                         Enron Corp.   $      --        $       180,136        $       398,053

Douglas P. Huth          EOTT          $      --        $            --        $            --
                         Enron Corp.   $      --        $       180,136        $       398,053

Mary Ellen Coombe        EOTT          $      --        $            --        $            --
                         Enron Corp.   $      --        $       180,136        $       398,053

All Employee and         EOTT          $      --        $            --        $            --
  Director Optionees     Enron Corp.   $      --        $   430,913,782(5)     $ 1,092,020,126(5)

All Stock/Unit Holders   EOTT          $      --        $            --        $            --
                         Enron Corp.   $      --        $ 7,821,684,107(5)     $19,821,683,169(5)

Optionee Gain as % of    EOTT          $      --                     --                     --
  all Unit Holders Gain  Enron Corp.   $      --                   5.51%                  5.51%

(1) If a "change of control" (as defined in the 1994 Plan) occurs before the options become exercisable and are exercised, the vesting described below will be accelerated and all such outstanding options shall be surrendered and the optionee shall receive a cash payment by Enron in an amount equal to the value of the surrendered options (as defined in the 1994 Plan).

(2) Stock options granted under Enron's 1994 Stock Plan. Grants are five-year grants and became 25% vested on the date of grant with an additional 25% vested on the anniversary of the date of grant until February 10, 2000.

(3) An appreciation in stock price, which will benefit all stockholders, is required for optionees to receive any gain. A stock price appreciation of zero percent would render the option without value to the optionees.

(4) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of Enron Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of Enron Common Stock.

(5) Appreciation for all stockholders is calculated using an assumed ten year option term, even though in some cases the actual option term is less than ten years, the weighted average exercise price for All Employee and Director Optionees ($40.4740) and the number of shares of Enron Common Stock issued and outstanding on December 31, 1997 excluding 3,958,072 shares held by the Enron Flexible Equity Trust.

AGGREGATED OPTIONS/SAR EXERCISES DURING 1997 AND OPTION/SAR
     VALUES AT DECEMBER 31, 1997

     The following table sets forth information with respect to the Named Officers concerning the exercise of options under EOTT Energy and Enron's option plans during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:


                                                                                      Value of Unexercised
                                                                                          In-the-Money
                                                          Number of Unexercised         Options/SARs at
                               Shares                       Options/SARs at             December 31, 1997
                              Acquired        Value        December 31, 1997               ($) (1)(2)
                                on          Realized  --------------------------   -------------------------
       Name                   Exercise         ($)    Exercisable  Unexercisable   Exercisable Unexercisable
--------------------         ---------     ---------- -----------  -------------   ----------- -------------
P. Hawk           EOTT              --     $     --           --      400,000        $     --     $850,000
                  Enron Corp.       --           --       13,502       38,168          21,241       37,859
                                                                                                  --------
                  Subtotal          --           --           --           --              --     $887,859


G. Luce           EOTT              --     $     --           --      100,000        $     --     $212,500
                  Enron Corp.       --           --        6,500       19,500           5,281       15,844
                                                                                                  --------
                  Subtotal          --           --           --           --              --     $228,344


S. Appelt         EOTT              --     $     --           --       60,000        $     --     $127,500
                  Enron Corp.       --           --        4,000       12,000           3,250        9,750
                                                                                                  --------
                  Subtotal          --           --           --           --              --     $137,250


D. Huth           EOTT              --     $     --           --       60,000        $     --     $127,500
                  Enron  Corp.      --           --        9,000       12,000         119,500        9,750
                                                                                                  --------
                  Subtotal          --           --           --           --              --     $137,250


M.E. Coombe       EOTT              --     $     --           --       60,000        $     --     $127,500
                  Enron Corp.       --           --       23,600       12,000         535,825        9,750
                                                                                                  --------
                  Subtotal          --           --           --           --              --     $137,250


(1) The dollar value in this column for Enron options was calculated by determining the difference between the fair market value underlying the option and the exercise value at the end of the fiscal year. The value of Enron Corp. shares at year end 1997 was $41.5625.

(2) The dollar value in this column for EOTT options was calculated by assuming the Subordinate Unit option converts to a Common Unit option and determining the difference between the fair market value of the Common Units and the exercise value of the option at the end of the fiscal year. The value of EOTT Energy Common Units at year end 1997 was $17.1250 and the Subordinated Unit strike price is $15.00.

LONG TERM INCENTIVE PLAN AWARDS IN 1997

     In October 1997, the Board of Directors adopted the EOTT Energy Corp. Long Term Incentive Plan (Plan). The Plan is intended to provide key employees with Phantom Appreciation Rights ("PAR"), which is a right to receive cash based on the performance of the Partnership prior to the time the PAR is redeemed. The Plan has a five year term beginning January 1, 1997 and PAR awards vest in 25% increments over a four year period following the grant year. The following table provides information concerning awards of PAR's under the Plan during 1997 pursuant to the Named Officers reflected in the Summary Compensation Table.


                                          Performance               Future Estimated
                             Number of   or Other Period             Payments Under
                           Shares, Units      Until             Non-Stock Based Plans (1)
                                or         Maturation      ------------------------------------
       Name                    Rights         Payout       Threshold $   Target $     Maximum $
-----------------          ------------- ---------------   -----------   --------    ----------
P. Hawk           EOTT         54,000        5 Years       $      -      $ 75,060     $ 256,500


G. Luce           EOTT         25,000        5 Years       $      -      $ 34,750     $ 118,750


S. Appelt (2)     EOTT         20,000        5 Years       $      -      $      -     $       -


D. Huth           EOTT         13,000        5 Years       $      -      $ 18,070     $  61,750


M.E. Coombe       EOTT         13,000        5 Years       $      -      $ 18,070     $  61,750


(1) Future estimated payments were based on a 10% targeted growth for each year of the 5 year performance period. Maximum payments were estimated at a 20% growth rate for the 5 year performance period.

(2) Effective with his termination of employment on February 12, 1998, Mr. Appelt forfeited 20,000 units he was awarded in 1997.


ENRON BENEFIT AND COMPENSATION PLANS

     EOTT Energy Corp. employees continue benefit accrual under the Enron Corp. Retirement Plan. EOTT Energy Corp. employees continue to be eligible for participation in the Enron Corp. Savings Plan.

RETIREMENT PLANS AND SUPPLEMENTAL BENEFIT PLANS

     Enron maintains the Enron Corp. Cash Balance Plan ("Cash Balance Plan") which is a noncontributory defined benefit plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula, all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay beginning January 1, 1996. Under the Cash Balance Plan, each employee's accrued benefit will be credited with interest based on 10-year Treasury Bond yields.

     Enron also maintains a noncontributory employee stock ownership plan (ESOP) which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan. December 31, 1993 was the final date on which ESOP allocations were made to employees' retirement accounts.

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

     The following table sets forth the estimated annual benefits payable under normal retirement at age 65, assuming current remuneration levels without any salary projection, and participation until normal retirement at age 65, with respect to the Named Officers under the provisions of the foregoing retirement plans:

                                                      Estimated         Current
                                 Current Credited  Credited Years     Compensation      Estimated Annual
                                     Years of       of Service at        Covered        Benefit Payable
                                    of Service        at Age 65          by Plans       Upon Retirement
                                    -----------    -------------      -------------     ----------------
P. Hawk  .......................       4.9             25.9           $     330,000      $      118,471
G. Luce  .......................       4.1             31.1           $     200,000      $      103,932
S. Appelt.......................       1.8             28.2           $     184,999      $       85,715
D. Huth.........................       6.4             19.4           $     165,000      $       36,890
M.E. Coombe.....................      17.3             35.2           $     160,000      $       75,177

----------------

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

     Severance arrangements for Mr. Hawk, Mr. Luce, Mr. Huth, and Ms. Coombe include an involuntary termination provision pursuant to which the executive officer will receive severance pay equal to up to two years base salary. An involuntary termination includes (a) termination without cause, (b) a termination within 90 days after the happening of one of the following events without the approval of the executive officer: (x) a substantial and/or material reduction in the nature or scope of the executive officer's duties and/or responsibilities, which results in the executive officer no longer having an officer status and results in an overall material and substantial reduction from the duties and stature of the officer position he presently holds, which reduction remains in place and uncorrected for 30 days following written notice of such breach to the General Partner by the executive officer, (y) a reduction in the executive officer's base pay or an exclusion from a benefit plan or program (except the executive officer may be subject to exclusion from a benefit plan or program as part of a general cutback for all employees or officers) or
(z) a change in the location for the primary performance of the executive officer's services under the agreement to a city which is more than 100 miles away from such location and (c) a termination by the executive officer within one year after a change of control of the General Partner if one of the events described in (b) has occurred. The severance agreement, the confidential information and noncompete provisions will continue for one year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The General Partner knows of no one who beneficially owns in excess of five percent of the Common Units of the Partnership except as set forth in the table below.

                                                          Amount and Nature
                                  Name and Address     of Beneficial Ownership          Percent
         Title of Class          of Beneficial Owner   as of February 15, 1998          of Class
     ----------------------    ---------------------   -----------------------          --------
     Common Units              Enron Corp.                        296,800                  2.97
     Special Units             1400 Smith Street                1,830,011                100.00
     Subordinated Units        Houston, Texas  77002            7,000,000  (1)           100.00
     General Partner Interest                                           1  (1)  (2)      100.00


(1)  Held by the General Partner, an indirect subsidiary of Enron Corp..

(2) The reporting of the General Partner interest shall not be deemed to be a concession that such interest represents a security.

     The following table sets forth certain information as of February 15, 1998, regarding the beneficial ownership of (i) the Common Units and (ii) the common stock of Enron Corp., the parent company of the General Partner, by all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group.

                                                                AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                      -----------------------------------------------------------
                                                        SOLE VOTING   SHARED VOTING      SOLE VOTING
                                                      AND INVESTMENT  AND INVESTMENT    LIMITED OR NO    PERCENT
      TITLE OF CLASS               NAME                   POWER            POWER       INVESTMENT POWER  OF CLASS
--------------------------   --------------------     --------------  --------------   ----------------  --------
EOTT Energy Partners, L.P.   John H. Duncan                  8,500           -                 -               *
Common Units                 Edward O. Gaylord              24,000           -                 -               *
                             Philip J. Hawk                332,500           -                 -            3.22
                             Kenneth L. Lay                  5,000           -                 -               *
                             Thomas E. White, Jr.              -             -                 -               *
                             Dee S. Osborne                    -             -                 -               *
                             Daniel P. Whitty                  -             -                 -               *
                             Steven A. Appelt               12,000           -                 -               *
                             Mary Ellen Coombe              48,000           -                 -               *
                             Stephen W. Duffy               48,000           -                 -               *
                             Douglas P. Huth                48,000           -                 -               *
                             Gary Luce                      93,610           -                 -               *

                             All directors and
                             executive officers
                             as a group
                             (12 in number)                619,610           -                 -            5.86




                                             (Table continued on following page)

                                                                AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                      -----------------------------------------------------------
                                                        SOLE VOTING   SHARED VOTING      SOLE VOTING
                                                      AND INVESTMENT  AND INVESTMENT    LIMITED OR NO    PERCENT
      TITLE OF CLASS               NAME                   POWER            POWER       INVESTMENT POWER  OF CLASS
--------------------------   --------------------     --------------  --------------   ----------------  --------
Enron Corp.                  John H. Duncan                 81,541        26,304              1,456            *
Common Stock                 Edward O. Gaylord                 -             -                   21            *
                             Philip J. Hawk                 26,506           -                3,359            *
                             Kenneth L. Lay              2,911,452       959,798             48,768         1.25
                             Thomas E. White, Jr.          526,609           -               16,505            *
                             Dee S. Osborne                    -             -                  -              *
                             Daniel P. Whitty                  -             -                  -              *
                             Steven A. Appelt                  -             -                  880            *
                             Mary Ellen Coombe              28,058           -               13,254            *
                             Stephen W. Duffy               10,596           -                  818            *
                             Douglas P. Huth                13,203           -                4,138            *
                             Gary Luce                      13,235           -                  -              *

                             All directors and executive
                             officers as a group
                             (12 in number)              3,611,200       986,102             89,199         1.49

------------
* Less than 1 percent

     The above table includes Subordinated Units of the Partnership which are subject to conversion into Common Units and which are subject to unit options exercisable within 60 days as follows: Mr. Hawk, 320,000 units; Mr. Appelt, 12,000 units; Ms. Coombe, 48,000 units; Mr. Huth, 48,000 units; Mr. Luce, 92,000 units and all directors and executive officers as a group, 568,000 units. The above table also includes shares of common stock of Enron Corp. which are subject to stock options exercisable within 60 days as follows: Mr. Duncan, 26,304 shares; Mr. Hawk, 26,002 shares; Mr. Lay, 2,828,186 shares; Mr. White, 389,881 shares; Ms. Coombe, 27,600 shares; Mr. Huth, 13,000 shares and all directors and executive officers as a group, 3,334,373 shares.

     The table also includes shares owned by certain members of the families (or family or charitable trusts or foundations) of the directors or executive officers, including shares in which pecuniary interest may be disclaimed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Note 13 to the Consolidated Financial Statements for information regarding certain transactions between EOTT and Enron and its affiliates.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

 (a)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

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

 3.4   -- Amendment No. 3 dated as of February 13, 1997, to the Amended and
          Restated Agreement of Limited Partnership of EOTT Energy Partners,
          L.P.

 10.02 -- Form of Employment Agreement between EOTT Energy Corp. and Steven
          A. Appelt

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

 10.15 -- Amendment dated December 19, 1996 to the Credit Agreement dated as of June 30, 1995 between EOTT Energy Operating Limited Partnership as
          Borrower, and Enron Corp., as Lender

 10.16 -- Amendment dated February 25, 1997 to the Credit Agreement dated as of June 30, 1995 between EOTT Energy Operating Limited Partnership as
          Borrower, and Enron Corp., as Lender

 10.17 -- Amendment dated February 25, 1997 to the Credit Agreement dated as of January 3, 1996 between EOTT Energy Operating Limited Partnership as Borrower, and Enron Corp., as Lender

 10.18 -- Amendment dated as of February 13, 1997, to the EOTT Energy Corp.
          1994 Unit Option Plan

 10.19 -- EOTT Energy Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

*10.20 -- Agreement to Extend Distribution Support dated
          November 5, 1997, amending the Agreement referenced in 10.07

 21.1 -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the Year Ended December
          31, 1994)

*23.1  -- Consent of Arthur Andersen LLP

*27.1  -- Financial Data Schedule

----------
*  Filed herewith


 (b)   REPORTS ON FORM 8-K

       None

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED ON THE 26TH DAY OF MARCH, 1998.

                                                  EOTT ENERGY PARTNERS, L.P.
                                               (A Delaware Limited Partnership)

                                     By:             EOTT ENERGY CORP. as
                                                        General Partner



                                     By:     /s/        PHILIP J. HAWK
                                         ---------------------------------------
                                                        Philip J. Hawk
                                          Chief Executive Officer and President



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                  Signature                                 Title                              Date
                  ---------                                 -----                              ----
     /s/       PHILIP J. HAWK                    Director, Chief Executive                   March 26, 1998
--------------------------------------------     Officer and President
               Philip J. Hawk                    (Principal Executive Officer)


     /s/       LORI L. MADDOX                    Controller                                  March 26, 1998
--------------------------------------------     (Principal Accounting Officer)
               Lori L. Maddox


     /s/      EDWARD O. GAYLORD                  Chairman of the Board and                   March 26, 1998
--------------------------------------------     Director
              Edward O. Gaylord


     /s/       DEE S. OSBORNE                    Director                                    March 26, 1998
--------------------------------------------
               Dee S. Osborne


     /s/      DANIEL P. WHITTY                   Director                                    March 26, 1998
--------------------------------------------
              Daniel P. Whitty


     /s/       JOHN H. DUNCAN                    Director                                    March 26, 1998
--------------------------------------------
               John H. Duncan


     /s/       THOMAS E. WHITE                   Director                                    March 26, 1998
--------------------------------------------
               Thomas E. White


     /s/       KENNETH L. LAY                    Director                                    March 26, 1998
--------------------------------------------
               Kenneth L. Lay



                           EOTT ENERGY PARTNERS, L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                                                               Page
                                                                                               ----
Financial Statements
     Report of Independent Public Accountants.................................................  F-2
     Consolidated Statements of Operations -
         Years Ended December 31, 1997, 1996 and 1995.........................................  F-3
     Consolidated Balance Sheets - December 31, 1997 and 1996.................................  F-4
     Consolidated Statements of Cash Flows -
         Years Ended December 31, 1997, 1996 and 1995.........................................  F-5
     Consolidated Statements of Partners' Capital -
         Years Ended December 31, 1997, 1996 and 1995.........................................  F-6
     Notes to Consolidated Financial Statements...............................................  F-7

Supplemental Schedule

     Schedule II - Valuation and Qualifying Accounts and Reserves.............................  S-1


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EOTT Energy Partners, L.P.:

We have audited the accompanying consolidated balance sheets of EOTT Energy Partners, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and partners' capital for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EOTT Energy Partners, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



                                                  ARTHUR ANDERSEN LLP
Houston, Texas
February 13, 1998

                           EOTT ENERGY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)

                                                                         YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                  1997             1996             1995
                                                               -----------      -----------      -----------
Revenue ..................................................     $ 7,646,099      $ 7,469,730      $ 5,088,240

Cost of Sales ............................................       7,533,054        7,320,203        4,996,439
                                                               -----------      -----------      -----------

Gross Margin .............................................         113,045          149,527           91,801

Expenses
   Operating expenses ....................................          96,158          101,945           72,951
   Depreciation and amortization .........................          16,518           15,720           10,512
   Impairment of assets ..................................           7,961               --               --
                                                               -----------      -----------      -----------
                                                                   120,637          117,665           83,463
                                                               -----------      -----------      -----------

Operating Income (Loss) ..................................          (7,592)          31,862            8,338

Other Income (Expense)
   Interest income .......................................             620              448              461
   Interest and related charges ..........................          (6,661)          (3,659)          (3,930)
   Other, net ............................................            (766)             158              851
                                                               -----------      -----------      -----------
                                                                    (6,807)          (3,053)          (2,618)
                                                               -----------      -----------      -----------

Income (Loss) from Continuing Operations .................         (14,399)          28,809            5,720

Loss from Discontinued
   Operations (Note 4) ...................................              --               --          (65,838)
                                                               -----------      -----------      -----------

Income (Loss) Before Extraordinary Item ..................         (14,399)          28,809          (60,118)

Extraordinary Item (Note 9) ..............................              --               --           (1,315)
                                                               -----------      -----------      -----------

Net Income (Loss) ........................................     $   (14,399)     $    28,809      $   (61,433)
                                                               ===========      ===========      ===========

Basic Net Income (Loss) Per Unit (Note 6)
   Common:
     Continuing Operations ...............................     $     (0.75)     $      1.50      $      0.33
     Discontinued Operations .............................              --               --            (3.79)
     Extraordinary Item ..................................              --               --            (0.08)
                                                               -----------      -----------      -----------
   Total .................................................     $     (0.75)     $      1.50      $     (3.54)
                                                               ===========      ===========      ===========
   Subordinated:
     Continuing Operations ...............................     $     (0.75)     $      1.50      $      0.33
     Discontinued Operations .............................              --               --            (3.79)
     Extraordinary Item ..................................              --               --            (0.08)
                                                               -----------      -----------      -----------
   Total .................................................     $     (0.75)     $      1.50      $     (3.54)
                                                               ===========      ===========      ===========

Diluted Net Income (Loss) Per Unit (Note 6) ..............     $     (0.75)     $      1.50      $     (3.54)
                                                               ===========      ===========      ===========

Distributions Per Common Unit ............................     $      1.90      $      1.90      $      1.80
                                                               ===========      ===========      ===========

Number of Units Outstanding for Diluted Computation ......          18,830           18,830           17,000
                                                               ===========      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                  DECEMBER 31,      DECEMBER 31,
                                                                                      1997              1996
                                                                                  -------------    -------------
                        ASSETS

Current Assets
   Cash and cash equivalents.................................................     $       3,737    $       5,261
   Trade and other receivables, net of allowance for doubtful
     accounts of $1,660 and $2,266, respectively.............................           463,983          704,784
   Inventories...............................................................           173,637          169,298
   Other.....................................................................             7,603            9,496
                                                                                  -------------    -------------
     Total current assets....................................................           648,960          888,839
                                                                                  -------------    -------------

Property, Plant and Equipment, at cost.......................................           224,528          213,449
   Less: Accumulated depreciation............................................            97,224           85,667
                                                                                  -------------    -------------
     Net property, plant and equipment.......................................           127,304          127,782
                                                                                  -------------    -------------

Other Assets, net of amortization............................................             6,657            9,576
                                                                                  -------------    -------------

Total Assets.................................................................     $     782,921    $   1,026,197
                                                                                  =============    =============

           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Trade accounts payable ...................................................     $     586,897    $     818,673
   Accrued taxes payable.....................................................             5,462            8,465
   Note payable - affiliate..................................................            39,300           24,228
   Short-term borrowings - affiliate.........................................            70,000           38,500
   Short-term borrowings.....................................................               649              615
   Other.....................................................................             5,464           19,521
                                                                                  -------------    -------------
     Total current liabilities...............................................           707,772          910,002
                                                                                  -------------    -------------

Long-Term Liabilities .......................................................               281              931
                                                                                  -------------    -------------

Commitments and Contingencies (Notes 15 and 16)

Additional Partnership Interests (Note 13)...................................            12,775            9,091

Partners' Capital
   Common Unitholders........................................................             7,490           33,984
   Special Unitholders.......................................................            25,060           29,908
   Subordinated Unitholders..................................................            28,169           40,065
   General Partner...........................................................             1,374            2,216
                                                                                  -------------    -------------
Total Partners' Capital......................................................            62,093          106,173
                                                                                  -------------    -------------
Total Liabilities and Partners' Capital......................................     $     782,921    $   1,026,197
                                                                                  =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                         1997           1996           1995
                                                                      ---------      ---------      ---------
Cash Flows From Operating Activities
   Reconciliation of net income (loss) to net
   cash provided by (used in) operating activities
     Net income (loss) ..........................................     $ (14,399)     $  28,809      $ (61,433)
     Depreciation ...............................................        14,487         13,690          8,632
     Impairment of assets .......................................         7,961             --             --
     Amortization of intangible assets ..........................         2,031          2,030          1,880
     (Gains) losses on disposal of assets .......................          (503)            80           (475)
     Changes in components of working capital -
       Receivables ..............................................       240,801       (265,165)        (6,316)
       Inventories ..............................................        (4,339)       (67,922)        (2,793)
       Other current assets .....................................         1,893         (5,619)         6,950
       Trade accounts payable ...................................      (231,776)       311,909         19,434
       Accrued taxes payable ....................................        (3,003)         3,170          1,407
       Other current liabilities ................................       (14,057)        14,668         (4,663)
     Discontinued operations ....................................            --          3,460         70,299
     Other assets and liabilities ...............................           886            195           (744)
                                                                      ---------      ---------      ---------
   Net Cash Provided by (Used In) Operating Activities ..........           (18)        39,305         32,178
                                                                      ---------      ---------      ---------

Cash Flows From Investing Activities
   Proceeds from sale of property, plant
     and equipment ..............................................         1,243            880          2,397
   Additions to property, plant and equipment ...................       (22,837)        (6,723)       (63,786)
   Other, net ...................................................           129         (1,991)           368
                                                                      ---------      ---------      ---------
   Net Cash Used In Investing Activities ........................       (21,465)        (7,834)       (61,021)
                                                                      ---------      ---------      ---------

Cash Flows From Financing Activities
   Increase (decrease) in note payable ..........................            --        (85,000)        85,000
   Increase in note payable - affiliate .........................        15,072         24,228             --
   Increase in short-term borrowings - affiliate ................        31,500         36,300          2,200
   Decrease in short-term borrowings ............................          (616)        (4,944)       (44,353)
   Distributions to unitholders .................................       (29,681)       (28,831)       (21,309)
   Principal payments - PPC bank debt /
     capital lease obligation ...................................            --             --        (10,290)
   Trade partner financing ......................................            --             --          8,760
   Issuance of Common Units .....................................            --         29,772             --
   Issuance of Additional Partnership Interests .................         3,684             --          9,091
   Contribution from General Partner ............................            --            604             --
   Other, net ...................................................            --           (615)            --
                                                                      ---------      ---------      ---------
   Net Cash Provided by (Used In) Financing Activities ..........        19,959        (28,486)        29,099
                                                                      ---------      ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents ................        (1,524)         2,985            256
Cash and Cash Equivalents Beginning of Period ...................         5,261          2,276          2,020
                                                                      ---------      ---------      ---------
Cash and Cash Equivalents End of Period .........................     $   3,737      $   5,261      $   2,276
                                                                      =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In Thousands)



                                                   COMMON       SPECIAL      SUBORDINATED   GENERAL
                                                UNITHOLDERS   UNITHOLDERS    UNITHOLDERS    PARTNER
                                                -----------   -----------    ------------   --------
Partners' Capital at December 31, 1994 ......     $ 91,406      $     --      $ 63,984      $  3,171

Net loss ....................................      (35,414)           --       (24,790)       (1,229)
Cash distributions ..........................      (18,000)           --        (2,975)         (334)
                                                  --------      --------      --------      --------

Partners' Capital at December 31, 1995 ......       37,992            --        36,219         1,608
                                                  ========      ========      ========      ========

Net income ..................................       16,353         1,382        10,496           578
Cash distributions ..........................      (20,738)         (869)       (6,650)         (574)
Issuance of Common Units ....................       29,772            --            --            --
Exchange of Common Units for
   Special Units (Note 13) ..................      (29,395)       29,395            --            --
Contribution from General Partner ...........           --            --            --           604
                                                  --------      --------      --------      --------

Partners' Capital at December 31, 1996 ......       33,984        29,908        40,065         2,216
                                                  ========      ========      ========      ========

Net loss ....................................       (7,494)       (1,371)       (5,246)         (288)
Cash distributions ..........................      (19,000)       (3,477)       (6,650)         (554)
                                                  --------      --------      --------      --------

Partners' Capital at December 31, 1997 ......     $  7,490      $ 25,060      $ 28,169      $  1,374
                                                  ========      ========      ========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. (Enron or the Parent), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. (EOTT or the Partnership) effective March 24, 1994, the net assets of EOTT Energy Corp. and its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company (EPMC) (collectively referred to as the Predecessor) were acquired by several operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp. serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying consolidated financial statements and related notes present the financial position as of December 31, 1997 and 1996 for the Partnership, and the results of its operations, cash flows and changes in partners' capital for the years ended December 31, 1997, 1996 and 1995.

     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

     Unless the context otherwise requires, the term EOTT hereafter refers to the Partnership and its affiliated limited partnerships.

2.  FORMATION AND OFFERING

     On March 24, 1994, the General Partner completed an initial public offering of 10 million Common Units at $20.00 per Unit, representing limited partner interests in the Partnership of approximately 58%. At December 31, 1997 the General Partner owned an approximate 2% general partner interest in the Partnership and an approximate 37% subordinated limited partner interest. Enron, through its purchase of EOTT Common and Special Units, directly holds an approximate 11% interest in the Partnership.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The Partnership owns and operates its assets through operating limited partnerships. The accompanying financial statements reflect the combined accounts of the Partnership and the operating partnerships after elimination of intercompany transactions.

     Nature of Operations. Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products and related activities. EOTT's business segments are its North American Crude Oil gathering and marketing operations, and its Refined Products Marketing business (see Note 20 for certain financial information by business segment). In late 1997, EOTT made the decision to exit the East of Rockies refined products business which is discussed further in Note 7.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


not have differed significantly under the two methods. The change was made to conform the inventory costing method used for financial reporting purposes to that used by the Partnership to manage its commercial operations.

     Depreciation and Amortization. Depreciation is provided by applying the straight-line method to the cost basis of property, plant and equipment, less estimated salvage value, over the estimated useful lives of the assets. Asset lives are 15 to 20 years for pipeline and gathering facilities, 5 to 10 years for transportation equipment, 15 to 20 years for barge and terminalling facilities and 3 to 20 years for other facilities and equipment.

     Goodwill and non-compete agreements are amortized over a period of 3 to 15 years, and are recorded net of their accumulated amortization in Other Assets. Accumulated amortization of goodwill and non-compete agreements at December 31, 1997 and 1996 was $25.7 million and $23.7 million, respectively.

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

     Derivatives. In addition to hedging its lease barrel purchases, EOTT provided price risk management products to its energy customer base. Activities for trading purposes were accounted for using the mark-to-market method of accounting and the gain or loss recorded to cost of sales in the period of change in the market. Trading activities were immaterial to EOTT's financial position and results of operations for 1997, 1996 and 1995. Activities for non-trading purposes consist of transactions entered into to hedge the impact of market

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fluctuations on assets, liabilities, or contractual commitments. Changes in the market value of these transactions are deferred until the gain or loss on the hedged item is recognized. See Note 18 for further discussion of EOTT's price risk management activities. In connection with the realignment initiatives discussed in Note 7, EOTT is no longer providing price risk management products to customers.

     Use of Estimates. The preparation of these financial statements required the use of certain estimates by management in determining the entity's assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

4.   DISCONTINUED OPERATIONS

      On September 29, 1995, EOTT transferred to Paramount Petroleum Corporation ("PPC") EOTT's West Coast processing and asphalt marketing business (other than its Arizona asphalt terminals and its asphalt marketing business based out of those terminals, as discussed below) pursuant to an agreement dated August 15, 1995 between EOTT and certain of its affiliates and PPC and certain of its affiliates. EOTT's decision to exit the West Coast business segment was made primarily due to persistently low crack spreads in 1995 and EOTT's inability to effectively protect itself against potential future losses due to the volatility in the crack spread. The crack spread is the difference between the sales price of refined products and the cost of feedstocks, principally crude oil.

      In August 1995, EOTT's Board of Directors approved a formal plan to dispose of the West Coast business segment. The results of discontinued operations include a charge of $46.8 million, or $2.70 per diluted Unit, in the second quarter of 1995. This charge included the repayment of the PPC bank debt at June 30, 1995 ($9.4 million), write-off of leasehold improvements at the refinery ($7.4 million), estimated third quarter operating losses ($6.0 million), additional expenses ($10.0 million) including transaction fees, lease cancellation costs and working capital reserves, and a lump-sum settlement ($14.0 million) related to taxes on the debt repayment and for the assumption of other contractual obligations, none of which was environmentally related. During the second half of 1995, EOTT recorded a $1.0 million benefit which reflects a settlement at an amount less than estimated on the PPC bank obligation assumed by EOTT as part of the agreement with PPC, and an additional charge of $3.8 million associated with the final liquidation of the processing inventories.

      Effective December 1, 1996, the Partnership sold its Arizona asphalt terminals for approximately $3.2 million. The sale of these assets did not have a material impact on the Partnership's results of operations.

     Amounts related to the West Coast Operations discontinued in 1995 are summarized as follows: (1) revenues were $315.8 million (2) gross margin was $(5.6) million (3) loss from discontinued operations was $16.2 million or $0.93 per diluted Unit and loss on disposal of discontinued operations was $49.6 million or $2.86 per diluted Unit. These operating results also include an allocation of interest expense based on the ratio of net assets of the discontinued operations to the sum of consolidated net assets plus consolidated debt.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   ACQUISITION OF PIPELINE ASSETS

     On February 1, 1997, the Partnership acquired over 400 miles of intrastate and interstate common carrier pipelines in Louisiana and Texas from CITGO Pipeline Company ("CITGO Pipeline Acquisition"). Shipped volumes associated with these assets amount to approximately 48,000 barrels per day from leases in certain regions of Arkansas, Louisiana and Texas. Storage associated with the pipeline systems totals approximately 0.5 million barrels. The purchase price was approximately $12 million and was financed with term debt from Enron.

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

     At the time of the closing, Enron had assisted the Partnership in the arrangement of bridge financing for the asset purchase with a commercial bank in the form of a promissory note issued by the Partnership to the bank due January 3, 1996. On January 3, 1996, the Partnership and Enron completed transactions to repay the bridge financing, which are more fully discussed in Note 13.

     Summarized unaudited pro forma results of operations (in thousands) for the Partnership for the year ended December 31, 1995, as though the Amerada Hess Acquisition had taken place at the beginning of the year, is as follows: (1) revenues of $5,281,888 (2) gross margin of $115,174 (3) income from continuing operations of $13,969 or $0.73 per diluted Unit and (4) net loss of $53,184 or $2.77 per diluted Unit (18,830 Units outstanding). Pro forma adjustments include additional depreciation expense, elimination of income taxes, and additional interest expense related to the $24.2 million note issued to Enron related to the financing of the acquisition more fully discussed in Note 13. The unaudited pro forma results of operations are not intended to be indicative of actual operating results had the transactions occurred when indicated, nor do they purport to indicate operating results which may occur in the future.


6.    EARNINGS PER UNIT

     In the fourth quarter of 1997, EOTT adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of "Basic" and "Diluted" earnings per unit in lieu of "Primary" and "Fully Diluted" earnings per unit and requires restatement of prior years' net income (loss) per unit to conform to the new computation and presentation guidelines. Basic earnings per unit differs from primary earnings per unit in that it only includes the weighted average impact of outstanding units of EOTT (i.e., it excludes unit equivalents). Diluted earnings per unit considers the impact of all potentially dilutive securities. The impact of the restatement for all years under SFAS No. 128 was to have two classes of Units (Common Units, with Special Units considered Common Units, and Subordinated Units) in the basic earnings per Unit calculation and diluted earnings per Unit is calculated assuming the Subordinated Units converted into Common Units.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Net income (loss) shown in the table below excludes the approximate two percent interest of the General Partner. Earnings (loss) per unit are calculated as follows (in millions, except per unit amounts):


                                1997                            1996                              1995
                  -----------------------------    ------------------------------   -----------------------------
                     Net        Wtd.                  Net        Wtd.                 Net        Wtd.
                   Income      Average    Per        Income     Average    Per       Income     Average     Per
                   (Loss)       Units     Unit       (Loss)      Units     Unit      (Loss)      Units      Unit
                  --------     ------   ------     ---------    -------  -------    --------    -------   -------
Basic: (1)
   Common         $ (8,865)    11,830   $(0.75)    $  17,735     11,830  $  1.50    $(35,414)    10,000   $(3.54)
   Subordinated   $ (5,246)     7,000   $(0.75)    $  10,496      7,000  $  1.50    $(24,790)     7,000   $(3.54)
Diluted (2)(3)    $(14,111)    18,830   $(0.75)    $  28,231     18,830  $  1.50    $(60,204)    17,000   $(3.54)


(1) Net income (loss), excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding, which is also reflected on the Statement of Partners' Capital, and Special Units are considered Common Units.

(2) The diluted earnings per Unit calculation assumes the conversion of Subordinated Units into Common Units.

(3) In 1995, income from continuing operations was $0.33 per diluted Unit, loss from discontinued operations was $(3.79) per diluted Unit and loss from extraordinary item was $(0.08) per diluted Unit.

7.   REALIGNMENT INITIATIVES

     In late 1997, EOTT decided to refocus on the core crude business, which provides substantially all of the gross margin for the Partnership, as well as improve overall operating efficiencies. As a result, EOTT announced the following two initiatives. The decision was made to exit the marginal East of Rockies refined products business in order to focus on business development opportunities in the crude business, where management believes there is more potential for growth. The Partnership will re-deploy the working capital associated with the East of Rockies refined products business and plans to sell its three products terminals in Ohio. In connection with this decision, non-recurring charges were recorded at December 31, 1997, which included severance costs of $0.9 million and a $1.5 million impairment of the Ohio products terminals.

     In addition, EOTT streamlined business processes throughout the organization and realigned reporting responsibilities to improve the Partnership's overall cost structure. As a result, marketing and administrative personnel were reduced by approximately 20 percent and an additional non-recurring severance charge of $1.1 million was recorded at December 31, 1997 pursuant to the existing EOTT Energy Corp. Severance Plan.

8.   IMPAIRMENT OF ASSETS

     As a result of the decision to exit the East of Rockies refined products business discussed in Note 7, the Partnership's three Ohio products terminals are being held for sale. At December 31, 1997, a $1.5 million impairment charge was recorded.

     During the fourth quarter of 1997, EOTT terminated an information system development project due to the lack of third party vendor support and foreseeable operating platform obsolescence. As a result, the Partnership recorded a $6.5 million impairment charge.

9.   CREDIT RESOURCES AND LIQUIDITY

      Prior to June 30, 1995, EOTT had a credit facility with a third party. In connection with the termination of this facility, an extraordinary one-time charge of $1.3 million was recorded in 1995. On June 30, 1995, Enron Corp. agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility is $600 million, as amended

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 19, 1996, and the facility, as amended February 10, 1998, has a maturity of March 31, 1999. As amended, the agreement contains sublimits on the availability of the Enron Facility of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at the London Interbank Offering Rate ("LIBOR") plus .25% per annum.

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

      At December 31, 1996, EOTT had an additional $24.2 million of term debt outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing was initially provided at a rate of LIBOR plus 1% per annum until March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996. On February 25, 1997, with an effective date of February 11, 1997, this note was extended in maturity to March 31, 1998 from its original March 31, 1997 maturity date and the amount available was increased to $39.3 million. In early 1997, an additional $15 million of term debt was borrowed primarily to finance the CITGO Pipeline Acquisition. On February 10, 1998, the maturity date of the Term Loan was extended to March 31, 1999.

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

      At December 31, 1997, EOTT had $92.5 million in letters of credit and $70.0 million in loans outstanding under the Enron Facility at an average annual interest rate of approximately 5.8%. The amount outstanding under the Term Loan at December 31, 1997 was $39.3 million with an average annual interest rate of 6.0%. The actual interest rate may vary based on the length of the borrowings. In addition, guarantees outstanding totaled $402.5 million of which $292.3 million were utilized.

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

      At December 31, 1997, EOTT was in technical violation of the negative covenants relating to the Tangible Net Worth, Leverage Ratio and Working Capital Ratio in the Enron Facility and Term Loan due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. EOTT received a waiver for these violations from Enron.

      At December 31, 1996, EOTT was in technical violation of the negative covenant relating to the Leverage Ratio in the Enron Facility and Term Loan due principally to increased volumes of business and increases in the price of crude. EOTT received a waiver for this violation from Enron.

      The General Partner believes that the Enron Facility will be sufficient to support the Partnership's crude oil purchasing activities and working capital requirements. No assurance, however, can be given that the General

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

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

      Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form which is filed as an exhibit to this Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common and Special Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

      MQD is $0.475 per Unit. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before March 31, 1999, in an amount up to an aggregate of $29 million (of which $16.6 million had been advanced through February 13, 1998) in exchange for Additional Partnership Interests ("APIs").

      The APIs purchased by Enron are not entitled to cash distributions or voting rights. Originally, the APIs were required to be redeemed if and to the extent that Available Cash for any future quarter exceeded an amount necessary to distribute the MQD on all Common and Subordinated Units and to eliminate arrearages, if any, in the MQD on Common Units for prior periods. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. The February 1997 amendments to the Partnership Agreement also provided that after the end of the Subordination Period a holder of Subordinated Units may convert such Units into Common Units either in whole or in part from time to time. The amendments also provided that any unconverted Units will be renamed "Class B Units" after the end of the Subordination Period. Prior to the amendments, the Partnership Agreement provided that the General Partner (whether or not it held the Subordinated Units) would determine when conversion occurred and that conversion would occur on an all or none basis.

     The Partnership Agreement authorizes EOTT to cause the Partnership to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  INVENTORIES

     Inventories are summarized as follows (in thousands):

                                                                      December 31,
                                                              --------------------------
                                                                 1997            1996
                                                              -----------    -----------
        Crude oil...........................................  $   162,719    $   158,229
        Refined products....................................       10,918         11,069
                                                              -----------    -----------
           Total............................................  $   173,637    $   169,298
                                                              ===========    ===========

     The Partnership maintains minimum safety levels of approximately 1.8 million barrels in pipelines and storage tanks at December 31, 1997 and 1996.

11.  PROPERTY, PLANT AND EQUIPMENT

                                                                                 December 31,
                                                                       ---------------------------------
     Property, Plant and Equipment ("PP&E"), at cost                       1997                1996
                                                                       -------------      --------------
     Land                                                              $       3,717      $        4,083
     Buildings                                                                 6,294               6,360
     Tractors and trailers                                                    15,285              17,114
     Office PP&E, including furniture and fixtures                            32,539              35,645
     Operating PP&E, including pipelines, storage tanks, etc.                166,693             150,247
                                                                       -------------      --------------
         Total Property, Plant and Equipment, at cost                  $     224,528      $      213,449
                                                                       =============      ==============

     Certain assets included in PP&E, primarily pipelines, are affected by factors, which could affect future cash flows, such as competition, consolidation in the industry, refinery demand for specific grades of crude oil, area market price structures and continued development drilling in certain areas of the United States. EOTT continuously monitors these factors and pursues alternative strategies to maintain or enhance cash flows associated with these assets; however, no assurances can be given that EOTT can mitigate the effects, if any, on future cash flows related to any changes in these factors.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was $6.2 million, $3.4 million and $4.7 million for the years ended December 31, 1997, 1996 and 1995,respectively.

     Non-cash investing activities during 1995 include obligations incurred to finance new information systems of approximately $3.3 million. On January 5, 1996, EOTT repaid the outstanding balance of the financing in connection with the information systems development. As discussed further in Note 13, 1,830,011 Common Units issued to Enron in connection with the Amerada Hess Acquisition were exchanged for Special Units.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  TRANSACTIONS WITH ENRON AND RELATED PARTIES

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates follows (in thousands):


                                                                           Year Ended December 31,
                                                                ------------------------------------------
                                                                    1997           1996           1995
                                                                -----------     ----------     -----------
           Sales to affiliates............................      $    44,025     $   41,865     $     4,279
           Purchases from affiliates......................      $    71,895     $  100,143     $    93,921

     Revenue in 1997, 1996 and 1995 consists primarily of sales of crude oil to Enron Reserve Acquisition Corp. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions in the opinion of management are no more or less favorable than can be obtained from unaffiliated third parties.

     Other related party balances related to purchases and sales of goods and services have been classified as trade and other receivables or trade accounts payable. Related party receivables at December 31, 1997 and 1996 were $ 2.8 million and $3.8 million, respectively. Related party payables at December 31, 1997 and 1996 were $3.6 million and $11.1 million, respectively. The payables primarily represent amounts owed by EOTT on the purchase of crude oil and other products from Enron affiliates.

     General and Administrative. As is commonly the case with publicly traded partnerships, EOTT does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The General Partner, under a corporate services agreement, provides services to the Partnership including liability and casualty insurance and certain data processing services. The General Partner is reimbursed by the Partnership for these direct and indirect costs. Those costs were $3.6 million, $5.0 million and $3.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. Management believes that the charges were reasonable.

     Financing of Pipeline Acquisition. On January 3, 1996, EOTT and Enron concluded financing arrangements related to the Amerada Hess Acquisition discussed in Note 5 in which the Partnership (i) issued and sold to Enron 1,830,011 Common Units for $29.8 million in cash in a private placement, (ii) issued a promissory note to Enron for $24.2 million due March 31, 1999, as amended, which carries a per annum interest rate of LIBOR plus 1% through March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996 and (iii) received a $.6 million capital contribution related to the General Partner's approximate 2% interest in the Partnership. The balance of the purchase price was financed through short-term borrowings with Enron. Collectively, these proceeds, together with short-term borrowings from Enron, were used by EOTT to repay the bridge financing discussed in Note 5. In early 1997, an additional $15 million of term debt was borrowed primarily to finance the CITGO Pipeline Acquisition.

     Special Units. Effective July 16, 1996, EOTT created a new class of limited partner interest designated as Special Units and exchanged the Special Units on a one-for-one basis for the 1,830,011 Common Units issued January 3, 1996 to Enron in connection with the financing of the Amerada Hess Acquisition. The Special Units rank pari passu with the Common Units in all distributions and upon liquidation and will vote as a class with the Common Units. The exchange permitted EOTT to avoid the cost of New York Stock Exchange listing of the Common Units issued to Enron in connection with the financing of the acquisition, including the cost associated with seeking Unitholder approval for the listing. The Special Units may become convertible into Common Units

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on a one-for-one basis in certain events. The Special Units are considered Common Units for earnings per unit purposes, and the exchange had no adverse impact on EOTT or on income or distributions per Common Unit.

     Purchase of Common Units. On March 10, 1995, Enron authorized the purchase of up to $15 million of EOTT units on the open market. As of February 15, 1998, Enron had purchased 296,800 EOTT Common Units under the purchase program, excluding the 1.8 million units discussed above.

     Additional Partnership Interests. On May 15, 1995 and August 14, 1995, Enron paid $4.3 million and $4.8 million, respectively in support of EOTT's first and second quarter 1995 distributions to its Common Unitholders and the General Partner. On November 14, 1997 and February 13, 1998, Enron paid $3.7 million and $3.8 million, respectively in support of EOTT's third quarter and fourth quarter 1997 distributions to its Common and Special Unitholders and the General Partner. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. The Partnership Agreement has been amended to provide that a holder of APIs may waive the right to receive distributions of such excess Available Cash.

14.  EMPLOYEE BENEFIT AND RETIREMENT PLANS

     Employees of the General Partner are covered by various retirement, stock purchase and other benefit plans of Enron. In April 1993, the General Partner adopted non-qualified benefit plans providing medical, dental, life, accidental death and dismemberment and long-term disability coverage to employees, with all related premiums and costs being incurred by the General Partner. Total benefit costs for 1997 were $4.2 million, including $3.3 million in costs attributable to health and welfare benefit plans. Total benefit costs for 1996 were $6.3 million including $3.1 million in costs attributable to health and welfare benefit plans and $1.8 million in costs attributable to a profit sharing contribution to the Enron Corp. Savings Plan based on 1996 financial results. Total benefit costs for 1995 were $2.7 million including $1.3 million in costs attributable to health and welfare benefit plans.

     Additionally, the General Partner maintains a variable pay plan based on earnings before interest, income taxes, depreciation and amortization of which none was recognized in 1997, $8.9 million in 1996 and none in 1995.

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

     As of September 30, 1997, the most recent valuation date, the plan net assets of the Enron noncontributory defined benefit plan, in which the employees of the General Partner participate, were less than the actuarial present value of projected plan benefit obligations by approximately $6.5 million. As of September 30, 1996, the plan net assets of the Enron noncontributory defined benefit plan, in which the employees of the General Partner participate, were greater than the actuarial present value of projected plan benefit obligations by approximately $5.0 million. The assumed discount rate, rate of return on plan assets and rate of increases in wages used in determining the actuarial present value of projected plan benefits were 7.25%, 10.5% and 4.0% in 1997, respectively, and 7.50%, 10.5% and 4.0% in 1996, respectively.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The General Partner provides certain medical, life insurance and dental benefits under the Enron Cash Balance Plan, a contributory defined dollar benefit plan, to eligible employees of the General Partner who retire after January 1, 1994 and their eligible surviving spouses. EOTT accrues these postretirement benefit costs over the service lives of employees expected to be eligible to receive such benefits. Enron will retain liability for former employees of the General Partner who retired prior to January 1, 1994 under the Enron Retirement Plan. The accumulated postretirement benefit obligation ("APBO") existing at September 30, 1997 and 1996 totaled $0.7 million and $0.8 million, respectively, of which $0.1 million and $0.1 million, for 1997 and 1996, respectively, is applicable to current retirees and employees currently eligible to retire. The measurement of the APBO assumes a 7.25% and 7.50% discount rate in 1997 and 1996, respectively. EOTT does not currently intend to prefund its obligations under the Enron postretirement benefit plan.

     The components of net periodic postretirement benefit cost for 1997 and 1996 are as follows (in thousands):

                                                                                     1997            1996
                                                                                  -----------    --------
         Service cost...........................................................  $        76    $       107
         Interest cost..........................................................           51             55
         Return on plan assets..................................................           --             --
         Net amortization.......................................................           13             22
                                                                                  -----------    -----------
              Total net periodic postretirement benefit cost....................  $       140    $       184
                                                                                  ===========    ===========

     The funded status as of September 30, 1997 and 1996 of the Enron postretirement benefit plan (attributable to EOTT) reconciles with the amount on the Consolidated Balance Sheet as of December 31, 1997 and 1996 as follows:

                                                                                      1997           1996
                                                                                  -----------    -----------
     Accumulated postretirement benefit obligation at September 30 (APBO):
         Current retirees.......................................................  $      (145)   $      (148)
         Active employees fully eligible for benefits...........................          (23)           (24)
         Other active employees.................................................         (577)          (604)
                                                                                  -----------    -----------
         Total..................................................................         (745)          (776)
     Fair value of plan assets at September 30..................................           --             --
                                                                                  -----------    -----------
     APBO (in excess of) less than fair value of plan assets at September 30....         (745)          (776)
     Claims paid during the fourth quarter......................................           --             --
     Unrecognized amounts:
         Transition obligation (asset)..........................................           --             --
         Prior service cost.....................................................          358            546
         Net gain...............................................................         (468)          (664)
                                                                                  -----------    -----------
     Accrued postretirement benefit cost at December 31.........................  $      (855)   $      (894)
                                                                                  ===========    ===========

     The General Partner provides unemployment, severance and disability-related benefits or continuation of benefits such as health care and life insurance and other postemployment benefits. SFAS No. 112 requires the cost of those benefits to be accrued over the service lives of the employees expected to receive such benefits. At December 31, 1997 and 1996, the liability accrued was $0.5 million and $0.4 million, respectively.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     EOTT Energy Corp. Unit Option Plan. In February 1994, the Board of Directors of the General Partner adopted the 1994 EOTT Energy Corp. Unit Option Plan (the "Unit Option Plan"), which is a variable compensatory plan. Under the Unit Option Plan, selected employees of the General Partner may be granted options to purchase Subordinated Units at a price of $15.00 per Unit as determined by the Compensation Committee of the Board of Directors of the General Partner. Options granted under the Unit Option Plan vest to the employees over a five year service period and will expire on the tenth anniversary of the date of grant. No options are vested or exercisable prior to the third anniversary of the grant.

The following table sets forth the Unit Option Plan transactions for the years ended December 31, 1997, 1996 and 1995:

                                                                Number of Unit Options
                                                       -------------------------------------
                                                          1997          1996          1995
                                                       ---------     ---------     ---------
Outstanding at January 1 .........................     1,155,000     1,175,000     1,290,000
       Granted ...................................            --       160,000            --
       Exercised .................................            --            --            --
       Forfeited .................................            --       180,000       115,000
                                                       ---------     ---------     ---------

Outstanding at December 31 .......................     1,155,000     1,155,000     1,175,000
                                                       =========     =========     =========

Available for grant at December 31 ...............            --       395,000       375,000
                                                       =========     =========     =========


     In February 1997, the Board of Directors of the General Partner decided that it would not grant any additional options under the Unit Option Plan. In addition, the Unit Option Plan was amended to provide that, if the General Partner and the option holder agree, any option may be exercised on a "net" basis with no cash payment (other than for withholding taxes), so that upon exercise the holder will receive a number of Units with a fair market value equal to the difference between the fair market value of the Units covered by the option and the exercise price of the option. As a result, the General Partner anticipates that the actual number of Units to be issued on exercise of options will be substantially less than the number of Units covered by outstanding options.

     EOTT Energy Corp. Long Term Incentive Plan. In October 1997, the Board of Directors adopted the EOTT Energy Corp. Long Term Incentive Plan ("Plan"), which is a variable compensatory plan. Under the Plan, selected key employees are awarded Phantom Appreciation Rights ("PAR"). Each PAR is a right to receive cash based on the performance of the Partnership prior to the time the PAR is redeemed. Performance of the Partnership is measured primarily by calculating the change in the average of Earnings Before Interest on Term Debt, related to acquisitions, Depreciation and Amortization ("EBIDA"), for each of the three consecutive fiscal years immediately preceding the grant date of the PAR and the exercise date of the PAR. The Plan has a five-year term beginning January 1, 1997, and PAR awards vest in 25% increments in the four year period following the grant year. In 1997, 376,600 PAR units were granted.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value based method of accounting for stock based compensation plans awarded after December 31, 1995 and encourages companies to adopt the fair value based method in SFAS No. 123 in place of the existing accounting method which requires expense recognition only in situations where stock based compensation plans award intrinsic value to recipients at the date of grant. Companies that do not follow SFAS No. 123 for accounting purposes must make annual pro forma disclosure of its effects. EOTT elected not to adopt the fair value method for accounting purposes. If EOTT had elected to

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and net income
(loss) per diluted Unit would have been reduced to the following pro forma amounts (in thousands):

                                                                         1997           1996           1995
                                                                      -----------    -----------    -----------
        Net Income (Loss) - as reported                               $   (14,399)   $    28,809    $   (61,433)
        Net Income (Loss) - pro forma                                 $   (14,491)   $    28,717    $   (61,433)

        Diluted Net Income (Loss) per Unit - as reported              $     (0.75)   $      1.50    $     (3.54)
        Diluted Net Income (Loss) per Unit - pro forma                $     (0.75)   $      1.50    $     (3.54)

     The fair value of each option grant is estimated on the date of grant using the Cox-Ross-Rubenstein binomial method with the following assumptions: (1) dividend of $1.90 per Unit, (2) expected unit price volatility of 24.03%, (3) risk-free interest rate of 6.40% and (4) expected life of option of 3 years. The weighted average fair value of options granted during 1996 was $2.065 per unit.

15.  LITIGATION AND OTHER CONTINGENCIES

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

     Wyoming Refining Company Matter. EOTT has a possible loss exposure of approximately $1.47 million as a result of a current dispute between Wyoming Refining Company ("WRC") and the U.S. Minerals Management Service ("MMS"). MMS is claiming that it was underpaid by WRC for certain Montana crude oil which was delivered to WRC over a several-year period to 1993. Pursuant to a now-expired crude oil exchange agreement between WRC and EOTT, WRC has indicated that it will expect reimbursement from EOTT for any payment, if any, which WRC ultimately makes to MMS in connection with the MMS claim. The General Partner believes that WRC has valid defenses to the MMS claim, and that the Partnership would have valid defenses to any reimbursement claim by WRC.

      State of Texas Royalty Suit. EOTT was served on November 9, 1995 with a petition styled The State of Texas, et al. vs. Amerada Hess Corporation, et al. The matter was filed in District Court in Lee County, Texas and involves several major and independent oil companies and marketers as defendants. The plaintiffs are attempting to put together a class action lawsuit alleging that the defendants acted in concert to buy oil owned by members of the plaintiff class in Lee County, Texas, and elsewhere in Texas, at "posted" prices, which were lower than true market prices. There is not sufficient information in the petition to fully quantify the allegations set forth in the petition, but the General Partner believes that any such claims against the Partnership will prove to be without merit.

     The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas. This case was filed on October 23, 1997 in Austin by the Texas Attorney General's office and involves several major and independent oil companies and marketers as defendants. EOTT was served on November 18, 1997. The petition states that the State of Texas brought this

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

action in its sovereign capacity to collect statutory penalties recoverable under the Texas Common Purchaser Act, arising from Defendants' alleged willful breach of statutory duties owed to royalty, overriding royalty and working interest owners of crude oil sold to Defendants, as well as alleged breach of Defendants' common law and contractual duties. The Plaintiffs also allege that the Defendants have engaged in discriminatory pricing of crude oil. This case appears to be similar to the Lee County, Texas case filed by the State of Texas on November 9, 1995 and disclosed previously. There is not sufficient information in the petition to fully quantify the allegations set forth in the petition, but the General Partner believes any such claims against it or the Partnership will prove to be without merit.

     McMahon Foundation and J. Tom Poyner vs. Amerada Hess Corporation, et al. (Including EOTT Energy Operating Limited Partnership), Civil Action No. H-96-1155; United States District Court, Southern District of Texas, Houston Division (Texas Federal Anti-Trust Suit). This suit was filed on April 10, 1996 as a class action complaint for violation of the federal antitrust laws and involves several major and independent oil companies and marketers as defendants. The relevant area is the entire continental United States, except for Alaska, New York, Ohio, Pennsylvania, West Virginia and the Wilmington Field at Long Beach, California. The plaintiffs claim that there is a combination and conspiracy among the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the price paid for the first purchase of lease production oil sold from leases in which the class members own interests. This was allegedly accomplished by agreement of the defendants to routinely pay for first purchases at posted prices rather than competitive market prices and maintain them in a range below competitive market prices through an undisclosed scheme of using posted prices in buy/sell transactions among themselves to create the illusion that posted prices are genuine market prices. The plaintiffs allege violations from October of 1986 forward. No money amounts were claimed, and it is not possible to determine any potential exposure until further discovery has been done. While the petition is vague and discovery has not yet begun, the General Partner believes the Partnership should be without liability in this or related matters.

     Randolph Energy, Inc., et al. vs. Amerada Hess Corporation, et al., Civil Action No. 2:97CV273PG; In the United States District Court for the Southern District of Mississippi, Jackson Division (Mississippi Federal Anti-Trust Suit). EOTT received the summons in this matter on August 18, 1997. The case was filed on August 5, 1997 and is a class action complaint for alleged violation of the federal antitrust laws which involves several major and independent oil companies and marketers as defendants. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. The issues appear to be a duplication of the issues in the Texas Federal Anti-Trust Suit referenced above. No money amounts were claimed, and it is not possible to determine any potential exposure until further discovery is done. Though still in its early stages, the General Partner believes the Partnership should be without liability in this or related matters.

     The Texas Federal Anti-Trust Suit and the Mississippi Federal Anti-Trust Suit, along with several other suits to which EOTT is not a party, were consolidated and transferred to the Southern District of Texas by Transfer Order dated January 14, 1998. The Judicial Panel on Multidistrict Litigation made this recommendation due to similarity of issues in the cases.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16.  COMMITMENTS

     Operating Leases. EOTT leases certain real property, equipment, and operating facilities under various operating leases. Future non-cancelable commitments related to these items at December 31, 1997, are summarized below (in thousands):

         1998...................................................................  $     4,791
         1999...................................................................        3,396
         2000...................................................................        1,891
         2001...................................................................          684
         2001...................................................................          201
           Later years..........................................................          452

     Total lease expense incurred was $10.3 million, $10.3 million and $7.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  OTHER INCOME (EXPENSE), NET

     The components of other income (expense), net are as follows (in thousands):


                                                                           Year Ended December 31,
                                                              ------------------------------------------------
                                                                   1997             1996              1995
                                                              -------------     -------------    -------------
     Gain (loss) on foreign currency transactions.........    $      (1,488)    $         (83)   $         168
     Gain (loss) on disposal of fixed assets..............              503               (80)             475
     Rental income .......................................               90                69               74
     Litigation settlements and reserves..................              130               203               --
     Other................................................               (1)               49              134
                                                              -------------     -------------    -------------
        Total.............................................    $        (766)    $         158    $         851
                                                              =============     =============    =============

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures on the estimated fair value of financial instruments are presented in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments." Fair value as defined in SFAS No. 107 represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value amounts have been determined by EOTT using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at December 31, 1997 and 1996 (in millions):

                                                        1997                 1996
                                                 ------------------  ------------------
                                                 Carrying    Fair    Carrying    Fair
                                                  Amount     Value    Amount     Value
                                                 --------   -------   -------   -------
Financial assets
   Cash and cash equivalents ................     $   3.7   $   3.7   $   5.3   $   5.3
   Foreign currency contracts ...............          --      22.9        --      45.1

Financial liabilities
   Short-term borrowings ....................     $  70.6   $  70.6   $  39.1   $  39.1
   Note payable .............................        39.3      39.3      24.2      24.2
   Foreign currency contracts ...............          --      22.9        --      45.1
   Long-term liabilities ....................         0.3       0.3       0.9       0.9

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and cash equivalents, short-term borrowings, and note payable. Fair value for these current assets and liabilities was considered to be the same as the carrying amounts because of their liquidity and market-based interest where applicable.

     Foreign currency contracts. Quoted market prices are used in determining the fair value of financial instruments held or issued. If quoted prices are not available, fair values are estimated on the basis of pricing models or quoted prices for financial instruments with similar characteristics.

     Long-term liabilities. These liabilities represent long-term borrowings on which the carrying amounts approximate fair value because the effective annual interest rates of these instruments reflect interest rates at December 31, 1997 and 1996.

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

     EOTT routinely enters into foreign currency futures contracts to hedge foreign currency exposure from commercial transactions relating to current month crude purchases and sales as well as fixed price swaps. These contracts generally mature in one year or less. At December 31, 1997 and 1996, foreign currency contracts with a notional principal amount of $22.9 million and $45.1 million, respectively, were outstanding, having exchange rates which approximated current market exchange rates.

TRADING ACTIVITIES

     During 1997, 1996 and 1995, EOTT offered limited price risk management products to the energy sector which were not material to EOTT's financial position or results of operations. These products include swap agreements which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodities specified, options and other contractual arrangements.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EOTT accounts for these activities using the mark-to-market method of accounting and records the gain or loss as a cost of sales in the period of the change in the market with an offsetting entry to trade accounts receivable or payable as appropriate. In connection with the realignment initiatives discussed in Note 7, EOTT will no longer provide price risk management products to its customers.

19.  SUBSEQUENT EVENTS

     On January 16, 1998, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $.475 per Unit for the period October 1, 1997 through December 31, 1997. The total distribution of approximately $5.7 million was paid on February 13, 1998 to the General Partner and all Common and Special Unitholders of record as of the close of business on January 30, 1998. The fourth quarter distribution was paid utilizing $1.9 million of Available Cash from the Partnership and $3.8 million cash provided by Enron pursuant to Enron's distribution support obligation. After payment of the fourth quarter distribution in February 1998, the cumulative amount paid from the Enron distribution support totaled $16.6 million.

20.  BUSINESS SEGMENT INFORMATION

     EOTT's operating activities are divided into two business segments:

     North American Crude Oil. EOTT gathers and transports crude oil from producers east of the Rocky Mountains, in California, and in Canada via a fleet of 275 owned or leased transport vehicles and through approximately 2,285 miles of proprietary and common carrier pipelines operated in 15 states. It also markets and trades crude oil utilizing various domestic and international trading points.

     Refined Products Marketing. EOTT markets and trades a variety of wholesale gasolines, fuel oils and distillates through a large number of rack and storage locations along a strategic network of products pipelines. See further discussion of EOTT's exit of the East of Rockies refined products business in
Note 7.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)


                                                         NORTH          REFINED         CORPORATE
                                                        AMERICAN        PRODUCTS            AND
                                                        CRUDE OIL       MARKETING          OTHER        CONSOLIDATED
                                                       -----------     -----------      -----------     ------------
YEAR ENDED DECEMBER 31, 1997

Unaffiliated revenue .............................     $ 6,792,279     $   853,820      $        --      $ 7,646,099
Intersegment revenue (a) .........................              --              --               --               --
                                                       -----------     -----------      -----------      -----------
   Total revenue .................................       6,792,279         853,820               --        7,646,099
                                                       -----------     -----------      -----------      -----------
Operating income (loss) ..........................          19,904            (795)         (26,701)          (7,592)
Other expense ....................................              --              --           (6,807)          (6,807)
                                                       -----------     -----------      -----------      -----------
Net income (loss) ................................          19,904            (795)         (33,508)         (14,399)
                                                       -----------     -----------      -----------      -----------

Identifiable assets ..............................         742,054          25,926           14,941          782,921
                                                       -----------     -----------      -----------      -----------

Additions to property, plant and equipment .......          18,436              69            4,332           22,837
                                                       -----------     -----------      -----------      -----------

Depreciation and amortization ....................          14,322             123            2,073           16,518
                                                       -----------     -----------      -----------      -----------

--------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996

Unaffiliated revenue .............................     $ 6,758,273     $   711,457      $        --      $ 7,469,730
Intersegment revenue (a) .........................             448             478             (926)              --
                                                       -----------     -----------      -----------      -----------
   Total revenue .................................       6,758,721         711,935             (926)       7,469,730
                                                       -----------     -----------      -----------      -----------
Operating income (loss) ..........................          54,627           1,496          (24,261)          31,862
Other expense ....................................              --              --           (3,053)          (3,053)
                                                       -----------     -----------      -----------      -----------
Net income (loss) ................................          54,627           1,496          (27,314)          28,809
                                                       -----------     -----------      -----------      -----------

Identifiable assets ..............................         947,732          54,174           24,291        1,026,197
                                                       -----------     -----------      -----------      -----------

Additions to property, plant and equipment .......           4,484              --            2,239            6,723
                                                       -----------     -----------      -----------      -----------

Depreciation and amortization ....................          14,523             136            1,061           15,720
                                                       -----------     -----------      -----------      -----------

--------------------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1995

Unaffiliated revenue .............................     $ 4,703,798     $   384,442      $        --      $ 5,088,240
Intersegment revenue (a) .........................             450             627           (1,077)              --
                                                       -----------     -----------      -----------      -----------
   Total revenue .................................       4,704,248         385,069           (1,077)       5,088,240
                                                       -----------     -----------      -----------      -----------
Operating income (loss) ..........................          29,273          (1,256)         (19,679)           8,338
Other expense ....................................              --              --           (2,618)          (2,618)
                                                       -----------     -----------      -----------      -----------
Income (loss) from continuing operations .........          29,273          (1,256)         (22,297)           5,720
                                                       -----------     -----------      -----------      -----------

Identifiable assets (b) ..........................         579,115          38,644           78,368          696,127
                                                       -----------     -----------      -----------      -----------

Additions to property, plant and equipment .......          64,583              74            2,365           67,022
                                                       -----------     -----------      -----------      -----------

Depreciation and amortization ....................           9,032             122            1,358           10,512
                                                       -----------     -----------      -----------      -----------

--------------------------------------------------------------------------------------------------------------------


(a) Intersegment sales are made at prices comparable to those received from unaffiliated customers.

(b)  Corporate and other includes net assets of discontinued operations.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     (In Thousands, Except Per Unit Amounts)

                                                     FIRST           SECOND             THIRD            FOURTH
                                                    QUARTER          QUARTER           QUARTER           QUARTER         TOTAL
                                                  ------------     ------------      ------------      ------------    -----------
1997
   Revenues ....................................  $  2,279,168     $  1,933,011      $  1,774,230      $  1,659,690    $ 7,646,099

   Gross margin ................................        34,918           23,236            26,788            28,103        113,045

   Operating income (loss) (1) .................         5,343           (4,681)             (370)           (7,884)        (7,592)

   Net income (loss) ...........................         3,914           (6,191)           (1,911)          (10,211)       (14,399)

   Basic net income (loss) per Unit (2)
     Common ....................................          0.20            (0.32)            (0.10)            (0.53)         (0.75)
     Subordinated ..............................          0.20            (0.32)            (0.10)            (0.53)         (0.75)

   Diluted net income (loss) per Unit (2) ......          0.20            (0.32)            (0.10)            (0.53)         (0.75)

   Cash distributions per Common Unit (3) ......         0.475            0.475             0.475             0.475           1.90

----------------------------------------------------------------------------------------------------------------------------------

1996

   Revenues ....................................  $  1,552,220     $  1,692,296      $  1,822,369      $  2,402,845    $ 7,469,730

   Gross margin ................................        32,245           46,376            35,142            35,764        149,527

   Operating income ............................         5,127           10,627             7,468             8,640         31,862

   Net income ..................................         4,266           10,012             7,184             7,347         28,809

   Basic net income per Unit (2)
     Common ....................................          0.22             0.52              0.37              0.38           1.50
     Subordinated ..............................          0.22             0.52              0.37              0.38           1.50

   Diluted net income per Unit (2) .............          0.22             0.52              0.37              0.38           1.50

   Cash distributions per Common Unit (3) ......         0.475            0.475             0.475             0.475           1.90

----------------------------------------------------------------------------------------------------------------------------------



(1) Fourth quarter 1997 operating income (loss) includes non-recurring charges of (i) $6.5 million for the impairment of an information system development project, (ii) $1.5 million impairment of three Ohio products terminals held for sale and (iii) $2.0 million of severance costs related to the exit of the East of Rockies refined products business and corporate realignment. See additional discussion in Notes 7 and 8 to the Consolidated Financial Statements.

(2) Net income (loss) per Unit has been restated for all periods to conform with SFAS No. 128. See additional discussion in Note 6 to the Consolidated Financial Statements.

(3) Cash distributions are shown in the quarter paid and are based on the prior quarter's earnings.

                                                                     SCHEDULE II

                           EOTT ENERGY PARTNERS, L.P.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (In Thousands)


================================================================================

                                                     Balance at      Charged to                         Balance
                                                      Beginning       Costs and      Deductions         at End
                                                      of Period       Expenses        and Other        of Period
                                                   -------------   --------------   -------------   --------------
Year ended December 31, 1995
   Allowance for Doubtful Accounts..............   $       2,657   $          900   $      (1,160)  $        2,397
   Litigation and Other Reserves (a)............   $          16   $           --   $         (16)  $           --


Year ended December 31, 1996
   Allowance for Doubtful Accounts..............   $       2,397   $          700   $        (831)  $        2,266


Year ended December 31, 1997
   Allowance for Doubtful Accounts..............   $       2,266   $           --   $        (606)  $        1,660


------------
(a) Litigation and other reserves are included in other liabilities on the consolidated balance sheets.

                                INDEX TO EXHIBITS

                                                                                    Page Number
Exhibit                                                                             in Sequential
Number                        Description                                           Number System
-------                       -----------                                           -------------
3.1   --  Form of Partnership Agreement of EOTT Energy Partners, L.P.
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

 3.4   -- Amendment No. 3 dated as of February 13, 1997, to the Amended and
          Restated Agreement of Limited Partnership of EOTT Energy Partners,
          L.P.

 10.02 -- Form of Employment Agreement between EOTT Energy Corp. and Steven
          A. Appelt

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

 10.15 -- Amendment dated December 19, 1996 to the Credit Agreement dated as of June 30, 1995 between EOTT Energy Operating Limited Partnership as
          Borrower, and Enron Corp., as Lender

 10.16 -- Amendment dated February 25, 1997 to the Credit Agreement dated as of June 30, 1995 between EOTT Energy Operating Limited Partnership as
          Borrower, and Enron Corp., as Lender

 10.17 -- Amendment dated February 25, 1997 to the Credit Agreement dated as of January 3, 1996 between EOTT Energy Operating Limited Partnership as Borrower, and Enron Corp., as Lender


 10.18 -- Amendment dated as of February 13, 1997, to the EOTT Energy Corp.
          1994 Unit Option Plan

 10.19 -- EOTT Energy Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

*10.20 -- Agreement to Extend Distribution Support dated
          November 5, 1997, amending the Agreement referenced in 10.07

 21.1 -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the Year Ended December
          31, 1994)

*23.1  -- Consent of Arthur Andersen LLP

*27.1  -- Financial Data Schedule

----------
*  Filed herewith