Form 10-Q
period 1998-03-31
EOTT ENERGY PARTNERS LP
filed 1998-05-15
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


              Delaware                                  76-0424520
--------------------------------------- ----------------------------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)

     1330 Post Oak Boulevard
            Suite 2700
          Houston, Texas                                   77056
--------------------------------------- ----------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (713) 993-5200
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                                      Page

                                           PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended March 31, 1998 and 1997.........................................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      March 31, 1998 and December 31, 1997...............................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Three Months Ended March 31, 1998 and 1997.........................................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Three Months Ended March 31, 1998..................................................................6

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

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               ------------------------------
                                                                                   1998              1997
                                                                               -------------    -------------

Revenue......................................................................   $  1,339,404    $   2,279,168

Cost of Sales................................................................      1,311,857        2,244,250
                                                                                ------------    -------------
Gross Margin.................................................................         27,547           34,918

Expenses
   Operating expenses........................................................         23,390           25,451
   Depreciation and amortization.............................................          4,514            4,124
                                                                                ------------    -------------
     Total...................................................................         27,904           29,575
                                                                                ------------    -------------
Operating Income ............................................................           (357)           5,343

Other Income (Expense)
   Interest income...........................................................            171              126
   Interest and related charges..............................................         (1,790)          (1,403)
   Other, net................................................................            253             (152)
                                                                                ------------     ------------
     Total...................................................................         (1,366)          (1,429)
                                                                                ------------     ------------

Net Income (Loss)............................................................   $     (1,723)    $      3,914
                                                                                ============     ============
Basic Net Income (Loss) Per Unit
   Common....................................................................   $      (0.09)    $        .20
                                                                                ============     ============
   Subordinated..............................................................   $      (0.09)    $        .20
                                                                                ============     ============
Diluted Net Income (Loss) Per Unit...........................................   $      (0.09)    $        .20
                                                                                ============     ============
Number of Units Outstanding for Diluted Computation..........................         18,830           18,830
                                                                                ============     ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                         March 31,    December 31,
                                                                                           1998           1997
                                                                                      -------------  -------------
                                 Assets
Current Assets
    Cash and cash equivalents.......................................................  $       6,374  $        3,737
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,646 and $1,660 respectively...................................        319,732         463,983
    Inventories.....................................................................        116,258         173,637
    Other ..........................................................................          8,150           7,603
                                                                                      -------------  --------------
       Total current assets.........................................................        450,514         648,960
                                                                                      -------------  --------------
Property, Plant & Equipment, at cost................................................        223,993         224,528
    Less: Accumulated depreciation..................................................         99,897          97,224
                                                                                      -------------  --------------
       Net property, plant & equipment..............................................        124,096         127,304
                                                                                      -------------  --------------
Other Assets, net of amortization...................................................          6,140           6,657
                                                                                      -------------  --------------

Total Assets........................................................................  $     580,750  $      782,921
                                                                                      =============  ==============

                    Liabilities and Partners' Capital
Current Liabilities
    Trade accounts payable .........................................................  $     389,261  $      586,897
    Accrued taxes payable...........................................................          4,641           5,462
    Note payable - affiliate (Note 4)...............................................         39,300          39,300
    Short-term borrowings - affiliate...............................................         58,700          70,000
    Repurchase agreement............................................................         10,080             -
    Other...........................................................................          7,480           6,113
                                                                                      -------------  --------------
       Total current liabilities....................................................        509,462         707,772
                                                                                      -------------  --------------
Long-Term Liabilities...............................................................              -             281
                                                                                      -------------  --------------
Commitments and Contingencies (Note 8)

Additional Partnership Interests (Note 6)...........................................         16,613          12,775
                                                                                      -------------  --------------
Partners' Capital
    Common Unitholders..............................................................          1,843           7,490
    Special Unitholders.............................................................         24,026          25,060
    Subordinated Unitholders........................................................         27,541          28,169
    General Partner.................................................................          1,265           1,374
                                                                                      -------------  --------------
Total Partners' Capital.............................................................         54,675          62,093
                                                                                      -------------  --------------
Total Liabilities and Partners' Capital.............................................  $     580,750  $      782,921
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                           1998           1997
                                                                                      -------------  --------------
Cash Flows From Operating Activities
    Reconciliation of net income (loss) to net cash
       provided by operating activities -
    Net income (loss)...............................................................  $      (1,723) $        3,914
       Depreciation.................................................................          4,007           3,616
       Amortization of intangible assets............................................            507             508
       (Gains) losses on disposal of assets.........................................           (130)            -
       Changes in components of working capital -
         Receivables................................................................        144,251         150,135
         Inventories................................................................         57,379          17,275
         Other current assets.......................................................           (547)        (12,425)
         Trade payables.............................................................       (197,636)       (153,918)
         Accrued taxes payable......................................................           (821)         (1,480)
         Other current liabilities..................................................          1,244          (5,733)
       Other assets and liabilities.................................................             10             -
                                                                                      -------------  --------------
Net Cash Provided By Operating Activities...........................................          6,541           1,892
                                                                                      -------------  --------------

Cash Flows From Investing Activities
    Proceeds from sale of property, plant and equipment.............................            561             -
    Additions to property, plant and equipment......................................         (1,412)        (14,014)
    Other, net......................................................................            182               4
                                                                                      -------------  --------------
Net Cash Used In Investing Activities...............................................           (669)        (14,010)
                                                                                      -------------  --------------

Cash Flows From Financing Activities
    Increase (decrease) in short-term borrowings - affiliate........................        (11,300)          1,300
    Increase in note payable - affiliate............................................             -           15,072
    Repurchase agreement............................................................         10,080               -
    Distributions to Unitholders....................................................         (5,695)         (9,126)
    Issuance of Additional Partnership Interests....................................          3,838               -
    Other...........................................................................           (158)           (202)
                                                                                      -------------  --------------
Net Cash Provided By (Used In) Financing Activities.................................         (3,235)          7,044
                                                                                      -------------  --------------
Increase (Decrease) In Cash and Cash Equivalents....................................          2,637          (5,074)

Cash and Cash Equivalents, Beginning of Period......................................          3,737           5,261
                                                                                      -------------  --------------
Cash and Cash Equivalents, End of Period............................................  $       6,374  $          187
                                                                                      =============  ==============



Supplemental Cash Flow Information:
    Interest paid ..................................................................  $       1,868  $        1,102
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

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In Thousands)
                                   (Unaudited)

                                                             Common           Special        Subordinated       General
                                                           Unitholders      Unitholders       Unitholders       Partner
                                                          -------------    -------------     -------------    -----------
Balance at December 31, 1997...........................   $       7,490    $      25,060     $      28,169    $     1,374

Net income (loss)......................................            (897)            (164)             (628)           (34)

Cash distributions.....................................          (4,750)            (870)              -              (75)
                                                          -------------    -------------     -------------    -----------
Balance at March 31, 1998..............................   $       1,843    $      24,026     $      27,541    $     1,265
                                                          =============    =============     =============    ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of March 31, 1998 and December 31, 1997, the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and changes in partners' capital for the three months ended March 31, 1998.

     The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the SEC.

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

                          EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



4.   Credit Resources and Liquidity

     On June 30, 1995, Enron agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility is $600 million, as amended December 19, 1996, and the facility as amended February 10, 1998, has a maturity of March 31, 1999. The agreement contains sublimits on the availability of the Enron Facility of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at the London Interbank Offered Rate ("LIBOR") plus
 .25% per annum.

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

     At December 31, 1996, EOTT had $24.2 million of term debt outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing was initially provided at a rate of LIBOR plus 1% per annum until March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996. On February 25, 1997, with an effective date of February 11, 1997, this note was extended in maturity to March 31, 1998 from its original March 31, 1997 maturity date and the amount available was increased to $39.3 million. In early 1997, an additional $15 million of term debt was borrowed primarily to finance the CITGO Pipeline Acquisition. On February 10, 1998, the maturity date of the Term Loan was extended to March 31, 1999.

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

     At December 31, 1997, EOTT was in technical violation of the negative covenants relating to the Tangible Net Worth, Leverage Ratio and Working Capital Ratio in the Enron Facility and Term Loan - due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. At March 31, 1998, EOTT was in violation of the Tangible Net Worth, Leverage Ratio and the Working Capital Ratio due to the operating loss associated with the deterioration of grade and basis differentials and lower lease volumes. EOTT received waivers from Enron for both periods.

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

                          EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     MQD is $0.475 per Unit. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before March 31, 1999, in an amount up to an aggregate of $29 million (of which $19.4 million has been advanced through May 15, 1998) in exchange for Additional Partnership Interests.

     The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

5.   Earnings Per Unit

     Net income (loss) shown in the table below excludes the approximate two percent interest of the General Partner. Earnings (loss) per unit are calculated as follows (in millions, except per unit amounts):


                                                       Three Months Ended
                                                           March 31,
                              -----------------------------------------------------------------------

                                           1998                                    1997
                              --------------------------------        -------------------------------
                                Net        Wtd.                        Net          Wtd.
                              Income      Average      Per            Income       Average       Per
                              (Loss)       Units       Unit           (Loss)        Units        Unit
                              --------    --------    -------         -------      ------      -------
     Basic (1)
         Common               $ (1,061)     11,830    $ (0.09)        $ 2,410      11,830     $  0.20
         Subordinated         $   (628)      7,000    $ (0.09)        $ 1,426       7,000     $  0.20
     Diluted (2)              $ (1,689)     18,830    $ (0.09)        $ 3,836      18,830     $  0.20


          (1) Net income (loss), excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding which is also reflected on the Statement of Partners' Capital, and Special Units are considered Common Units.

          (2) The diluted earnings per Unit calculation assumes the conversion of Subordinated Units into Common Units.

6.   Transactions with Enron and Related Parties

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates are as follows (in thousands):

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                     1998          1997
                                                  ----------- -----------
           Revenue.............................    $ 6,710     $ 14,826
           Cost of Sales.......................      7,411       25,904

     Revenue in 1998 and 1997 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. and natural gas liquids sales to Enron Gas Liquids, Inc. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions, in the opinion of management, are no less favorable than can be obtained from unaffiliated third parties.

                          EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Related party receivables at March 31, 1998 and December 31, 1997 were $0.9 million and $2.8 million, respectively, and are classified as trade and other receivables. Related party payables at March 31, 1998 and December 31, 1997 were $2.2 million and $3.6 million, respectively, and are classified as trade accounts payable.

     Additional Partnership Interests ("APIs"). On May 15, 1995 and August 14, 1995, Enron paid $4.3 million and $4.8 million, respectively in support of EOTT's first and second quarter 1995 distributions to its Common Unitholders and the General Partner. On November 14, 1997, February 13, 1998 and May 15, 1998, Enron paid $3.7 million, $3.8 million and $2.8 million, respectively, in support of EOTT's third and fourth quarter 1997 and first quarter 1998 distributions to its Common and Special Unitholders and the General Partner. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. In February 1997, the General Partner amended the Partnership agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. Enron has committed to support payment of EOTT common distributions up to an aggregate of $29 million through March 1999, as necessary.

     Financing of Pipeline Acquisition. As discussed further in Note 3, the CITGO Pipeline Acquisition was financed with term debt from Enron.

7.   Other Income (Expense), net

     The components of other income (expense), net are as follows (in thousands):


                                                                           Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                          1998            1997
                                                                       -----------    -----------

     Loss on foreign currency transactions...........................  $       (21)   $      (190)
     Gain (loss) on disposal of fixed assets.........................          130              2
     Other...........................................................          144             36
                                                                       -----------    -----------
         Total.......................................................  $       253    $      (152)
                                                                       ===========    ===========

8.   Litigation and Other Contingencies

     EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership is responsible for all litigation and other claims relating to the business acquired from EOTT Energy Corp., although the Partnership will be entitled to the benefit of certain insurance maintained by Enron covering occurrences prior to the closing of the offering. The Partnership believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed in "Part I, Item 3. Legal Proceedings" of EOTT's Annual Report filed on Form 10-K for the year ended December 31, 1997.

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

     At March 31, 1998, EOTT has an outstanding forward commodity repurchase agreement of approximately $10 million. The agreement requires EOTT to repurchase the commodities on a specific date and at a specified price in the future.

9.   New Accounting Standards

     During June 1997, Statement of Financial Accounting Standards ("SFAS")
No. 130, "Comprehensive Income" was issued, which requires the presentation of comprehensive income which is traditional net income (loss) adjusted for certain items that previously were only reflected as direct charges for equity and is required to be adopted in the first quarter of 1998. At March 31, 1998, traditional net income (loss) and comprehensive income (loss) are the same.

10.  Subsequent Events

     On April 13, 1998, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $.475 for all Common and Special Units for the period January 1, 1998 through March 31, 1998. The first quarter distribution of $5.7 million has been paid on May 15, 1998 to the General Partner and all Common and Special Unitholders of record as of April 30, 1998. The distribution was paid utilizing $2.9 million of Available Cash from the Partnership and $2.8 million cash provided by Enron pursuant to Enron's distribution support obligation. After payment of the first quarter distribution in May 1998, the cumulative amount paid from the Enron distribution support will total $19.4 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


Information Regarding Forward-Looking Information

     The statements in this Quarterly Report on Form 10-Q that are not historical information are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance, involve significant risks and uncertainties and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in obtaining additional lease barrels, demands for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, industry conditions, the success of the Partnership's risk management activities and conditions of the capital and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.

Overview

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products and related activities. EOTT's business segments are its North American Crude Oil gathering and marketing operations, and its Refined Products Marketing business. In late 1997, EOTT made the decision to exit the East of Rockies refined products business.

     The purchase and resale of crude is a highly competitive activity with very thin and volatile profit margins. EOTT's operating results are sensitive to a number of factors including: types of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities and timing and costs (including storage) involved in delivering crude oil to the appropriate customer. EOTT purchases lease barrels at prevailing market prices. Generally, as EOTT purchases lease barrels, it simultaneously enters into a corresponding sale transaction to secure a profit, thereby minimizing or eliminating exposure to price fluctuations. In addition, EOTT's marketing strategies also provide the potential to enhance the crude oil EOTT purchases.

     The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated partnerships.

Results of Operations

     EOTT reported a net loss of $1.7 million or $0.09 per unit for the first quarter of 1998 compared to net income of $3.9 million or $0.20 per unit for the first quarter of 1997. The first quarter 1998 results reflect lower lease volumes and reduced margins in the Partnership's core crude oil gathering business.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ----------------------------
                                                                                   1998            1997
                                                                                ------------    ------------
Revenues:
   North American crude oil..................................................   $   1,237.5     $    2,016.3
   Refined products marketing................................................         101.9            262.9
   Intersegment revenues.....................................................            -               -
                                                                                -----------     ------------
   Total.....................................................................   $   1,339.4     $    2,279.2
                                                                                ===========     ============

Gross margin:
   North American crude oil..................................................   $       27.1    $       33.3
   Refined products marketing................................................            0.4             1.6
                                                                                ------------    ------------
     Total...................................................................   $       27.5    $       34.9
                                                                                ============    ============

Operating income (loss):
   North American crude oil..................................................   $       4.9     $       10.1
   Refined products marketing................................................          (0.1)             0.9
   Corporate.................................................................          (5.2)            (5.7)
                                                                                -----------     ------------
     Total...................................................................   $      (0.4)    $        5.3
                                                                                ===========     ============


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

Three Months Ended March 31, 1998 Compared with Three Months Ended March
31, 1997.

     North American Crude Oil: Operating income for the North American Crude Oil segment was $4.9 million for the first quarter 1998, compared to $10.1 million for the same period in 1997. Gross margin decreased $6.2 million to $27.1 million in the first quarter of 1998 due primarily to the deterioration in grade and basis differentials in the North American Crude gathering business. Operating expenses of $22.2 million for the first quarter 1998 were $1.0 million lower than in the first quarter of 1997 due primarily to lower operating costs associated with lower lease volumes and lower employee related costs.

     Refined Products Marketing: Refined Products Marketing had an operating loss of $0.1 million for the first quarter 1998 compared to operating income of $0.9 million for the same period in 1997. Gross margin decreased $1.2 million to $0.4 million in the first quarter of 1998 due primarily to the wind down of the East of Rockies products business. Additionally, operating expenses for the first quarter of 1998 were $0.2 million lower than in the first quarter of 1997 due to lower employee related costs.

     Corporate and Other: Corporate costs were $5.2 million for the first quarter 1998 compared to $5.7 million in the first quarter 1997. The decrease is due primarily to lower employee related costs. Other income (expense), net, consisting primarily of (gains) losses on transactions denominated in foreign currency and gains on sales of fixed assets increased $0.4 million in the first quarter 1998 compared to the same period in 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


Interest and related charges in the first quarter 1998 were $1.8 million compared to $1.4 million for the same period in 1997. The increase is due to higher average short-term debt required to meet working capital needs.

Liquidity and Capital Resources

General

     Management anticipates that short-term liquidity as well as sustaining capital expenditures for the foreseeable future will be funded primarily by cash generated from operations in addition to lines of credit provided by Enron, more fully described in Note 4 to the Condensed Consolidated Financial Statements.

Cash Flows From Operating Activities

     Net cash provided by operating activities increased $4.6 million to $6.5 million for the first quarter of 1998 compared to $1.9 million for the same period in 1997. The increase is primarily due to decreases in inventory.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $0.7 million for the first quarter of 1998 compared to $14.0 million for the same period in 1997, primarily due to the acquisition of pipeline assets in 1997. Proceeds from asset sales were $0.6 million in 1998 compared to no asset sales the first quarter of 1997. Additions to property, plant, and equipment of $1.4 million in 1998 include $1.1 million for information systems development and $0.1 million for pipeline connections and improvements. The Partnership expects to incur approximately $4-5 million in sustaining capital expenditures for the remainder of 1998.

Cash Flows From Financing Activities

     Net cash used in financing activities totaled $3.2 million for the first quarter of 1998 compared to net cash provided of $7.0 million for the same period in 1997. The 1998 amount primarily represents distributions paid to all Common and Special Unitholders for the period October 1, 1997 through December 31, 1997.

Working Capital and Credit Resources

     On June 30, 1995, Enron agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility is $600 million, as amended December 19, 1996, and the facility as amended February 10, 1998, has a maturity of March 31, 1999. The agreement contains sublimits on the availability of the Enron Facility of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at the London Interbank Offered Rate ("LIBOR") plus
 .25% per annum.

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

     At December 31, 1996, EOTT had $24.2 million of term debt outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing was initially provided at a rate of LIBOR plus 1% per annum until March 31, 1996, a rate of LIBOR plus 1.5% through June 30, 1996 and a rate of LIBOR plus .3% effective September 15, 1996. On February 25, 1997, with an effective date of February 11, 1997, this note was extended in maturity to March 31, 1998 from its original

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

March 31, 1997 maturity date and the amount available was increased to $39.3 million. In early 1997, an additional $15 million of term debt was borrowed primarily to finance the CITGO Pipeline Acquisition. On February 10, 1998, the maturity date of the Term Loan was extended to March 31, 1999.

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

     At December 31, 1997, EOTT was in technical violation of the negative covenants relating to the Tangible Net Worth, Leverage Ratio and Working Capital Ratio in the Enron Facility and Term Loan due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. At March 31, 1998, EOTT was in violation of the Tangible Net Worth, Leverage Ratio and the Working Capital Ratio due to the operating loss associated with the deterioration of grade and basis differentials and lower lease volumes. EOTT received waivers from Enron for both periods.

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

     MQD is $0.475 per Unit. Enron has committed to provide total cash distribution support, with respect to quarters ending on or before March 31, 1999, in an amount up to an aggregate of $29 million (of which $19.4 million has been advanced through May 1998) in exchange for additional partnership interests ("APIs"). The APIs purchased by Enron are not entitled to cash distributions or voting rights. Originally, the APIs were required to be redeemed if and to the extent that Available Cash for any quarter exceeds an amount necessary to distribute the MQD on all Common and Subordinated Units and to eliminate arrearages, if any, in the MQD on Common Units for prior periods. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods.

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

Other Matters

     EOTT utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. An evaluation of EOTT's systems and its third party vendors is currently being performed to determine the scope of change and related costs to insure that EOTT's systems continue to function adequately to meet its internal needs and those of its customers and a detailed implementation plan is being developed based on these findings. In addition, EOTT is contacting significant business associates to determine their plans to address year 2000 issues. Preliminary estimates of the total costs, which will be expensed as incurred, range from $2 million to $3 million. These projects, which began in 1997, will likely continue through 1999.

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Reporting Disaggregated Information About a Business Enterprise" requires that segment reporting for public companies be measured the same way management identifies and evaluates information internally. SFAS No. 131 requires adoption of this standard for year end 1998 reporting and also requires presentation of certain segment information on a quarterly basis starting in 1999. EOTT is currently evaluating the impact of this standard.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement is effective for financial statements beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on EOTT's financial position or results of operations.

Outlook

     Due to difficult market conditions, crude oil gathering margins are suffering industry-wide. The Partnership intends to continue to pay MQDs to all its Common and Special Unitholders; however, due to the volatility of the market and other factors which can affect operating results, distribution support from Enron may be necessary to pay MQDs during the remainder of 1998. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before March 31, 1999, in an amount up to an aggregate of $29 million (of which $19.4 million has been advanced through May 15, 1998).

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



                                 EOTT ENERGY PARTNERS, L.P.
                                 (A Delaware Limited Partnership)

Date:  May 15, 1998              By:   EOTT ENERGY CORP. as
                                       General Partner


                                  /s/   LORI L.MADDOX
                                 ---------------------------------
                                 Lori L. Maddox
                                 Controller
                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit 27   Financial Data Schedule