Form 10-Q
period 1998-06-30
EOTT ENERGY PARTNERS LP
filed 1998-08-14
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


               Delaware                                         76-0424520
 ----------------------------------------                 ----------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

        1330 Post Oak Boulevard
               Suite 2700
              Houston, Texas                                      77056
 ----------------------------------------                 ----------------------
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

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended June 30, 1998 and 1997, and
      Six Months Ended June 30, 1998 and 1997 .....................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      June 30, 1998 and December 31, 1997..........................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Six Months Ended June 30, 1998 and 1997......................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Six Months Ended June 30, 1998...............................................6

   Notes to Condensed Consolidated Financial Statements............................7


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................13

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings........................................................20

ITEM 6.  Exhibits and Reports on Form 8-K.........................................20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JUNE 30,                          JUNE 30,
                                        ----------------------------      ----------------------------
                                           1998             1997             1998             1997
                                        -----------      -----------      -----------      -----------
Revenue ...........................     $ 1,231,875      $ 1,933,011      $ 2,571,279      $ 4,212,179

Cost of Sales .....................       1,202,719        1,909,775        2,514,576        4,154,025
                                        -----------      -----------      -----------      -----------

Gross Margin ......................          29,156           23,236           56,703           58,154

Expenses
   Operating expenses .............          23,435           23,765           46,825           49,216
   Depreciation and amortization ..           4,564            4,152            9,078            8,276
                                        -----------      -----------      -----------      -----------
     Total ........................          27,999           27,917           55,903           57,492
                                        -----------      -----------      -----------      -----------

Operating Income (Loss) ...........           1,157           (4,681)             800              662

Other Income (Expense)
   Interest income ................             171              121              342              247
   Interest and related charges ...          (2,033)          (1,631)          (3,823)          (3,034)
   Other, net .....................            (569)            --               (316)            (152)
                                        -----------      -----------      -----------      -----------
      Total .......................          (2,431)          (1,510)          (3,797)          (2,939)
                                        -----------      -----------      -----------      -----------

Net Loss ..........................     $    (1,274)     $    (6,191)     $    (2,997)     $    (2,277)
                                        ===========      ===========      ===========      ===========

Basic Net Loss Per Unit
   Common .........................     $     (0.06)     $     (0.32)     $     (0.15)     $     (0.12)
                                        ===========      ===========      ===========      ===========
   Subordinated ...................     $     (0.07)     $     (0.32)     $     (0.16)     $     (0.12)
                                        ===========      ===========      ===========      ===========

Diluted Net Loss Per Unit .........     $     (0.07)     $     (0.32)     $     (0.16)     $     (0.12)
                                        ===========      ===========      ===========      ===========

Number of Units Outstanding
   for Diluted Computation ........          18,830           18,830           18,830           18,830
                                        ===========      ===========      ===========      ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       JUNE 30,       DECEMBER 31,
                                                                        1998             1997
                                                                     -----------      -----------
                                 ASSETS
Current Assets
    Cash and cash equivalents ..................................     $     3,095      $     3,737
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,703 and $1,660, respectively .............         398,159          463,983
    Inventories ................................................         145,617          173,637
    Other ......................................................          10,509            7,603
                                                                     -----------      -----------
       Total current assets ....................................         557,380          648,960
                                                                     -----------      -----------

Property, Plant & Equipment, at cost ...........................         225,372          224,528
    Less: Accumulated depreciation .............................         103,886           97,224
                                                                     -----------      -----------
       Net property, plant & equipment .........................         121,486          127,304
                                                                     -----------      -----------

Other Assets, net of amortization ..............................           5,681            6,657
                                                                     -----------      -----------

Total Assets ...................................................     $   684,547      $   782,921
                                                                     ===========      ===========

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable .....................................     $   445,500      $   586,897
    Accrued taxes payable ......................................           4,948            5,462
    Note payable - affiliate (Note 3) ..........................          39,300           39,300
    Short-term borrowings - affiliate ..........................          28,600           70,000
    Repurchase agreement .......................................          89,540             --
    Other ......................................................           9,511            6,113
                                                                     -----------      -----------
       Total current liabilities ...............................         617,399          707,772
                                                                     -----------      -----------

Long-Term Liabilities ..........................................            --                281
                                                                     -----------      -----------
Commitments and Contingencies (Note 7)

Additional Partnership Interests (Note 5) ......................          19,452           12,775
                                                                     -----------      -----------

Partners' Capital
    Common Unitholders .........................................          (3,539)           7,490
    Special Unitholders ........................................          23,029           25,060
    Subordinated Unitholders ...................................          27,053           28,169
    General Partner ............................................           1,153            1,374
                                                                     -----------      -----------
Total Partners' Capital ........................................          47,696           62,093
                                                                     -----------      -----------

Total Liabilities and Partners' Capital ........................     $   684,547      $   782,921
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ----------------------------
                                                                        1998             1997
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net loss to net cash
       provided by (used in) operating activities -
    Net loss ...................................................     $    (2,997)     $    (2,277)
       Depreciation ............................................           8,063            7,261
       Amortization of intangible assets .......................           1,015            1,015
       Gains on disposal of assets .............................             (77)            --
       Changes in components of working capital -
         Receivables ...........................................          65,824          192,398
         Inventories ...........................................          28,020           36,922
         Other current assets ..................................          (2,906)            (525)
         Trade payables ........................................        (141,397)        (215,231)
         Accrued taxes payable .................................            (514)            (775)
         Other current liabilities .............................           3,436          (14,744)
         Other assets and liabilities ..........................             397              180
                                                                     -----------      -----------
Net Cash Provided By (Used In) Operating Activities ............         (41,136)           4,224
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment ........             640             --
    Additions to property, plant and equipment .................          (3,268)         (17,725)
    Other, net .................................................              24                3
                                                                     -----------      -----------
Net Cash Used In Investing Activities ..........................          (2,604)         (17,722)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in short-term borrowings - affiliate ...         (41,400)          19,100
    Increase in note payable - affiliate .......................            --             15,072
    Repurchase agreement .......................................          89,540             --
    Distributions to Unitholders ...............................         (11,400)         (18,252)
    Issuance of Additional Partnership Interests ...............           6,677             --
    Other ......................................................            (319)            (304)
                                                                     -----------      -----------
Net Cash Provided By Financing Activities ......................          43,098           15,616
                                                                     -----------      -----------

Increase (Decrease) In Cash and Cash Equivalents ...............            (642)           2,118

Cash and Cash Equivalents, Beginning of Period .................           3,737            5,261
                                                                     -----------      -----------

Cash and Cash Equivalents, End of Period .......................     $     3,095      $     7,379
                                                                     ===========      ===========


Supplemental Cash Flow Information:
    Interest paid ..............................................     $     3,944      $     2,411
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

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                        COMMON            SPECIAL        SUBORDINATED        GENERAL
                                      UNITHOLDERS       UNITHOLDERS       UNITHOLDERS        PARTNER
                                     ------------      ------------      ------------      ------------
Balance at December 31, 1997 ...     $      7,490      $     25,060      $     28,169      $      1,374

Net loss .......................           (1,529)             (292)           (1,116)              (60)

Cash distributions .............           (9,500)           (1,739)             --                (161)
                                     ------------      ------------      ------------      ------------

Balance at June 30, 1998 .......     $     (3,539)     $     23,029      $     27,053      $      1,153
                                     ============      ============      ============      ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of June 30, 1998 and December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997 and changes in partners' capital for the six months ended June 30, 1998.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


covenants and restrictions are not expected to materially affect EOTT's ability to operate the ongoing Partnership business.

     At December 31, 1997, EOTT had $39.3 million of term debt outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing is provided at a rate of LIBOR plus .3% per annum. On February 10, 1998, the maturity date of the Term Loan was extended to March 31, 1999.

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

     At December 31, 1997 and June 30, 1998, EOTT was in technical violation of the negative covenants relating to the Tangible Net Worth, Leverage Ratio and Working Capital Ratio in the Enron Facility and Term Loan due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. EOTT received waivers from Enron for both periods.

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

     MQD is $0.475 per Unit with respect to each quarter. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs on Common and Special Units, with respect to quarters ending on or before March 31, 1999, in an amount up to an aggregate of $29 million (of which $19.4 million has been previously advanced and an additional $2.5 million will be advanced in connection with the distribution for the second quarter of 1998) in exchange for Additional Partnership Interests ("APIs").

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

4.   EARNINGS (LOSS) PER UNIT

     Net loss shown in the table below excludes the approximate two percent interest of the General Partner. Net loss per Unit is calculated as follows (in millions, except per unit amounts):


                                                     THREE MONTHS ENDED JUNE 30,
                            ---------------------------------------------------------------------------
                                            1998                                    1997
                            ----------------------------------       ----------------------------------
                                             Wtd.                                   Wtd.
                               Net         Average       Per           Net         Average       Per
                              Loss          Units       Unit           Loss         Units        Unit
                            --------       -------    --------       -------       -------     --------
       Basic (1)
         Common             $   (760)       11,830    $  (0.06)      $(3,810)       11,830     $  (0.32)
         Subordinated       $   (488)        7,000    $  (0.07)      $(2,257)        7,000     $  (0.32)
       Diluted (2)          $ (1,248)       18,830    $  (0.07)      $(6,067)       18,830     $  (0.32)

                                                      SIX MONTHS ENDED JUNE 30,
                            ---------------------------------------------------------------------------
                                            1998                                    1997
                            ----------------------------------       ----------------------------------
                                             Wtd.                                   Wtd.
                               Net         Average       Per           Net         Average       Per
                              Loss          Units       Unit           Loss         Units        Unit
                            --------       -------    --------       -------       -------     --------
       Basic (1)
         Common             $ (1,821)       11,830    $  (0.15)      $(1,400)       11,830     $  (0.12)
         Subordinated       $ (1,116)        7,000    $  (0.16)      $  (831)        7,000     $  (0.12)
       Diluted (2)          $ (2,937)       18,830    $  (0.16)      $(2,231)       18,830     $  (0.12)

         (1) Net loss, excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding in accordance with the Partnership Agreement, which is also reflected on the Statement of Partners' Capital, and Special Units are considered Common Units. The negative Limited Partners' capital account shown in the Statement of Partners' Capital does not represent a commitment by the partners to contribute cash to the Partnership.

         (2) The diluted loss per Unit calculation assumes the conversion of Subordinated Units into Common Units.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates is as follows (in thousands):

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30
                                                 --------------------------     --------------------------
                                                    1998            1997           1998           1997
                                                 -----------    -----------     ----------     -----------
     Revenue...................................  $     3,284    $     8,683     $    9,994     $    23,509

     Cost of Sales.............................  $     7,419    $    18,325     $   14,830     $    44,229

     Revenue in 1998 and 1997 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. and Enron Gas Liquids, Inc. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions, in the opinion of management, are no less favorable than can be obtained from unaffiliated third parties.

     Related party receivables at June 30, 1998 and December 31, 1997 were $0.3 million and $2.8 million, respectively, and are classified as trade and other receivables. Related party payables at June 30, 1998 and December 31, 1997 were $2.1 million and $3.6 million, respectively, and are classified as trade accounts payable. ` Additional Partnership Interests ("APIs"). On November 14, 1997, February 13, 1998 and May 15, 1998, Enron paid $3.7 million, $3.8 million and $2.8 million, respectively, in support of EOTT's third and fourth quarter 1997 and first quarter 1998 distributions to its Common and Special Unitholders and the General Partner. On August 14, 1998, Enron will be required to pay an additional $2.5 million in support of EOTT's second quarter 1998 distribution to its Common and Special Unitholders and the General Partner. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. Enron has committed to support payment of EOTT common and special distributions up to an aggregate of $29 million through March 1999, as necessary (of which $19.4 million has been previously advanced and an additional $2.5 million will be advanced in connection with the distribution for the second quarter of 1998).

     Financing of Pipeline Acquisition. In February 1997, the Partnership acquired intrastate and interstate common carrier pipelines from CITGO Pipeline Company for approximately $12 million which was financed with term debt from Enron.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   OTHER INCOME (EXPENSE), NET

      The components of other income (expense), net are as follows (in thousands):

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                            ------------------------  -----------------------
                                                               1998         1997         1998         1997
                                                            ----------   ---------    ---------     ---------
     Gain (loss) on foreign currency transactions.........    $ (470)     $   70        $ (491)      $ (120)
     Gain (loss) on disposal of fixed assets..............       (53)          -            77            -
     Other, net...........................................       (46)        (70)           98          (32)
                                                              ------      ------        ------       ------
         Total............................................    $ (569)     $    -        $ (316)      $ (152)
                                                              ======      ======        ======       ======

7.   LITIGATION AND OTHER CONTINGENCIES

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

     Mobil Oil Corporation vs. EOTT Energy Operating Limited Partnership and EOTT Energy Corporation, Cause No. CV98-04881, M-298th Judicial District Court, Dallas County, Texas (Mobil Suit). This suit was filed on June 25, 1998 against both EOTT and the General Partner. Mobil is alleging that it overpaid EOTT in connection with a crude oil contract between the parties. EOTT is claiming that it is entitled to offsets to the overpayment alleged by Mobil and has tendered the amount EOTT believes it owes. EOTT has filed a declaratory judgment action against Mobil for the offsets. Even though the matter is in its early stages, the General Partner and EOTT believe there are strong merits to the counterclaim.

     At June 30, 1998, EOTT has outstanding forward commodity repurchase agreements of approximately $89.5 million. The agreements, which have terms of thirty days, require EOTT to repurchase the crude oil inventory on July 20, 1998 for approximately $90 million.

8.   NEW ACCOUNTING STANDARDS

     During June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income" was issued, which requires the presentation of comprehensive income which is traditional net income (loss) adjusted for certain items that previously were only reflected as direct charges to equity and

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


was required to be adopted in the first quarter of 1998. For the three months and the six months ended June 30, 1998, traditional net loss and comprehensive loss are the same.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The standard cannot be applied retroactively but early adoption is permitted. EOTT has not yet determined the impacts of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.

9.   SUBSEQUENT EVENTS

     On July 1, 1998, the Partnership acquired crude oil gathering and transportation assets in West Texas and New Mexico from affiliates of Koch Industries, Inc. The purchase includes approximately 300 miles of common carrier pipelines, associated storage facilities for approximately 0.5 million barrels and contracts for up to 40,000 barrels of crude oil per day. The purchase price was approximately $28.5 million and was financed with working capital loans from Enron.

     On July 21, 1998, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 for all Common and Special Units for the period April 1, 1998 through June 30, 1998. The second quarter distribution will be paid on August 14, 1998 to the General Partner and all Common and Special Unitholders of record as of July 31, 1998. The distribution will be paid utilizing $3.2 million of Available Cash from the Partnership and $2.5 million cash provided by Enron pursuant to Enron's distribution support obligation. Enron has committed to support payment of EOTT common and special distributions up to an aggregate of $29 million through March 1999, as necessary. After payment of the second quarter distribution, the cumulative amount paid from the Enron distribution support will total $21.9 million.

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

RESULTS OF OPERATIONS

     EOTT reported a net loss of $1.3 million or $0.07 per diluted Unit for the second quarter of 1998 compared to a net loss of $6.2 million or $0.32 per diluted Unit for the second quarter of 1997. The second quarter loss in 1998 compared to the second quarter loss in 1977 reflects a 30 percent improvement in the North American

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            EOTT ENERGY PARTNER, L.P.


crude oil gross margins primarily due to renegotiations of uneconomic lease contracts during 1997 and improved crude grade and basis differentials in 1998.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                               --------------------------    ---------------------------
                                                   1998           1997           1998            1997
                                               -----------    -----------    -----------     -----------
Revenues:
   North American crude oil.................   $   1,183.6    $   1,721.9    $   2,421.1      $  3,738.2
   Refined products marketing...............          48.3          211.1          150.1           474.0
                                               -----------    -----------    -----------     -----------
     Total..................................   $   1,231.9    $   1,933.0    $   2,571.2      $  4,212.2
                                               ===========    ===========    ===========      ==========

Gross margin:
   North American crude oil.................   $      29.1    $      22.3    $      56.2      $     55.6
   Refined products marketing...............           0.1            0.9            0.5             2.5
                                               -----------    -----------    -----------      ----------
     Total..................................   $      29.2    $      23.2    $      56.7      $     58.1
                                               ===========    ===========    ===========      ==========

Operating income (loss):
   North American crude oil.................   $       7.7    $      (0.2)   $      12.6     $       9.9
   Refined products marketing...............          (0.3)           0.4           (0.4)            1.3
   Corporate................................          (6.2)          (4.9)         (11.4)          (10.5)
                                               -----------    -----------    -----------     -----------
     Total..................................   $       1.2    $      (4.7)   $       0.8     $       0.7
                                               ===========    ===========    ===========     ===========

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997.

     North American Crude Oil: Operating income for the North American Crude Oil segment was $7.7 million for the second quarter 1998, compared to an operating loss of $0.2 million for the same period in 1997. Gross margin increased $6.8 million to $29.1 million in the second quarter of 1998 due primarily to renegotiations of uneconomic lease contracts during 1997 and improved crude grade and basis differentials in 1998. Operating expenses of $21.4 million for the second quarter of 1998 were $1.1 million lower than in the second quarter of 1997 due primarily to lower operating costs associated with lower lease volumes.

     Refined Products Marketing: The operating loss for Refined Products Marketing was $0.3 million for the second quarter 1998 compared to operating income of $0.4 million for the same period in 1997. Gross margin decreased $0.8 million to $0.1 million in the second quarter of 1998 due to the wind down of the East of Rockies

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            EOTT ENERGY PARTNER, L.P.


products business. Additionally, operating expenses for the second quarter of 1998 decreased $0.1 million compared to the same period last year due to lower employee related costs.

     Corporate and Other: Corporate costs were $6.2 million for the second quarter 1998 compared to $4.9 million in the second quarter 1997. The increase is due primarily to a non-recurring severance payment to a former officer of the General Partner, higher systems operating costs and higher liability and casualty insurance costs offset by lower employee related costs. Other income (expense), net, decreased $0.6 million in the second quarter 1998 compared to the same period in 1997 due primarily to losses on transactions denominated in foreign currency and losses on sales of fixed assets. Interest and related charges in the second quarter 1998 were $2.0 million compared to $1.6 million for the same period in 1997 primarily due to higher borrowings to meet working capital needs.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30,1997.

     North American Crude Oil: Operating income for the North American Crude Oil segment was $12.6 million for the first half of 1998, compared to $9.9 million for the same period in 1997. Gross margin increased $0.6 million to $56.2 million in the first half of 1998 due primarily to improved grade and basis differentials in the North American crude gathering business. Operating expenses of $43.6 million for the first half of 1998 were $2.1 million lower than in the first half of 1997 due primarily to lower operating costs associated with lower lease volumes.

     Refined Products Marketing: The operating loss for Refined Products Marketing was $0.4 million for the first half of 1998, compared to operating income of $1.3 million for the same period in 1997 due to the wind down of the East of Rockies products business. Operating expenses of $0.9 million for the first half of 1998 were $0.3 million lower than in the first half of 1997 due primarily to lower employee related costs.

     Corporate and Other: Corporate and other costs of $11.4 million for the first half of 1998 were $0.9 million higher compared to the first half of 1997 due primarily to a non-recurring severance payment to a former officer of the General Partner, higher liability and casualty insurance costs and higher system operating costs offset by lower employee related costs. Other income (expense), net, decreased $0.2 million during the first half of 1998 compared to the same period in 1997 due primarily to losses on transactions denominated in foreign currency offset by gains on sales of fixed assets. Interest and related charges for the first half of 1998 were $3.8 million compared to $3.0 million for the same period in 1997 primarily due to higher borrowings to meet working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

General

     Management anticipates that short-term liquidity as well as sustaining capital expenditures for the foreseeable future will by funded by cash generated from operations in addition to lines of credit provided by Enron, more fully described in Note 3 to the Condensed Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            EOTT ENERGY PARTNER, L.P.


Cash Flows From Operating Activities

     Net cash used in operating activities totaled $41.1 million for the first half of 1998 compared to net cash provided of $4.2 million for the same period in 1997 primarily due to the reduction in trades payable.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $2.6 million for the first half of 1998 compared to $17.7 million for the same period in 1997, primarily due to the pipeline acquisition from CITGO Pipeline Company in 1997. There was $0.6 million in proceeds from asset sales in 1998 compared to no asset sales in 1997. Additions to property, plant, and equipment of $3.3 million in 1998 include $0.5 million for pipeline connections and improvements and $1.6 million for information systems development. The Partnership expects to incur approximately $3-4 million in sustaining capital expenditures for the remainder of 1998.

Cash Flows From Financing Activities

     Net cash provided by financing activities totaled $43.1 million for the first half of 1998 compared to net cash provided of $15.6 million for the same period in 1997. The 1998 amount primarily represents short-term borrowings to fund working capital needs reduced by distributions paid to all Common and Special Unitholders for the period October 1, 1997 through March 31, 1998.

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

     At December 31, 1997, EOTT had $39.3 million of term debt outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing is provided at a rate of LIBOR plus .3% per annum. On February 10, 1998, the maturity date of the Term Loan was extended to March 31, 1999.

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

     At December 31, 1997 and June 30, 1998, EOTT was in technical violation of the negative covenants relating to the Tangible Net Worth, Leverage Ratio and Working Capital Ratio in the Enron Facility and Term

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            EOTT ENERGY PARTNER, L.P.


Loan due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. EOTT received waivers from Enron for both periods.

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

     MQD is $0.475 per unit with respect to each quarter. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs on Common and Special Units, with respect to quarters ending on or before March 31, 1999, in an amount up to an aggregate of $29 million (of which $19.4 million has been previously advanced and an additional $2.5 million will be advanced in connection with the distribution for the second quarter of 1998) in exchange for additional partnership interests ("APIs"). The APIs purchased by Enron are not entitled to cash distributions or voting rights. The APIs are required to be redeemed if and to the extent that Available Cash for any quarter exceeds an amount necessary to distribute the MQD on all Common and Subordinated Units and to eliminate arrearages, if any, in the MQD on Common Units for prior periods. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs.

     The Partnership Agreement authorizes EOTT to issue other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            EOTT ENERGY PARTNER, L.P.


OTHER MATTERS

      The Year 2000 problem results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. Potential problems related to the Year 2000 may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function. EOTT utilizes software and related technologies throughout its business that will be affected by the date change in the Year 2000. An evaluation of EOTT's systems and its third party vendors is currently being performed to determine the scope of change and related costs to insure that EOTT's systems continue to function adequately to meet its internal needs and those of its customers and a detailed implementation plan is being developed based on these findings. In addition, EOTT is contacting significant business associates to determine their plans to address Year 2000 issues. The General Partner's Board of Directors has been briefed about the Year 2000 problem generally and as it may affect EOTT. The Board will adopt in 1998 a Year 2000 plan (the "Plan") covering all of the General Partner's and EOTT's businesses. The General Partner is currently implementing the strategies which will be included in the Plan.

      Preliminary estimates of the total Year 2000 costs, which will be expensed as incurred, range from $2 million to $3 million. However, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000 related failures that occur despite EOTT's implementation of the Plan. These projects, which began in 1997, will likely continue through 1999. Although management believes that its estimates are reasonable, there can be no assurance that the actual costs of implementing the Plan will not differ materially from the estimated costs or that EOTT will not be adversely affected by Year 2000 issues.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The standard cannot be applied retroactively but early adoption is permitted. EOTT has not yet determined the impacts of adopting

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            EOTT ENERGY PARTNER, L.P.


SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.


OUTLOOK

     Due to difficult market conditions, crude oil gathering margins continue to suffer industry-wide. However, gross margin related to EOTT's core North American crude oil business has improved due to renegotiations of uneconomic lease contracts during 1997 and improved grade and basis differentials. The Partnership intends to continue to pay MQDs to all its Common and Special Unitholders; however, due to the volatility of the market and other factors which can affect operating results, distribution support from Enron may be necessary to pay MQDs during the remainder of 1998. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before March 31, 1999, in an amount up to an aggregate of $29 million (of which $19.4 million has been previously advanced and an additional $2.5 million will be advanced in connection with the distribution for the second quarter of 1998).

      As demonstrated by the July 1998 acquisition of crude oil gathering and transportation assets in West Texas and New Mexico from affiliates of Koch Industries, Inc., EOTT will continue to pursue attractive acquisition or business combination opportunities to increase its scale of business, add cash flow, and reduce earnings volatility. Acquisitions that result in increased lease purchase volumes should help to enhance EOTT's marketing and trading opportunities. EOTT management is committed to continue improving internal business processes in all operational, marketing, and administrative areas and thereby achieve improvements in productivity.

                           PART II. OTHER INFORMATION

                           EOTT ENERGY PARTNERS, L.P.


ITEM 1. Legal Proceedings

     See Part I. Item 1, Note 7 to the Condensed Consolidated Financial Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 10.21 Form of Executive Employment Agreement between EOTT Energy Corp. and Michael D. Burke

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



                                             EOTT ENERGY PARTNERS, L.P.
                                             (A Delaware Limited Partnership)

Date:  August 14, 1998                       By:   EOTT ENERGY CORP. as
                                                   General Partner


                                             /s/  LORI L. MADDOX
                                             -----------------------------------
                                             Lori L. Maddox
                                             Controller
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

   EXHIBIT
    INDEX    DESCRIPTION
    -----    -----------
     10.21  Form of Executive Employment Agreement between EOTT Energy Corp. and
            Michael D. Burke

     27     Financial Data Schedule