Form 10-Q
period 1998-09-30
EOTT ENERGY PARTNERS LP
filed 1998-11-16
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                    Delaware                              76-0424520
        ----------------------------------          -----------------------
         (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)              Identification No.)

            1330 Post Oak Boulevard
                   Suite 2700
                 Houston, Texas                              77056
        -----------------------------------         -----------------------
      (Address of principal executive offices)            (Zip Code)

                                 (713) 993-5200
             --------------------------------------------------------
              (Registrant's telephone number, including area code)


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

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended September 30, 1998 and 1997, and
      Nine Months Ended September 30, 1998 and 1997 .....................................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      September 30, 1998 and December 31, 1997...........................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months Ended September 30, 1998 and 1997......................................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Nine Months Ended September 30, 1998...............................................................6

   Notes to Condensed Consolidated Financial Statements..................................................7


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................................15

                                            PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................................................27

ITEM 6.  Exhibits and Reports on Form 8-K...............................................................27

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ------------------------------ ---------------------------
                                                          1998           1997           1998           1997
                                                     -------------   -------------  ------------- -------------

Revenue............................................  $   1,295,652   $   1,774,230  $   3,866,931 $    5,986,409

Cost of Sales......................................      1,261,916       1,747,442      3,776,492      5,901,467
                                                     -------------   -------------  -------------  -------------

Gross Margin.......................................         33,736          26,788         90,439         84,942

Expenses
   Operating expenses..............................         27,304          22,684         74,129         71,900
   Depreciation and amortization...................          5,279           4,474         14,357         12,750
                                                     -------------   -------------  -------------  -------------
     Total.........................................         32,583          27,158         88,486         84,650
                                                     -------------   -------------  -------------  -------------

Operating Income (Loss) ...........................          1,153            (370)         1,953            292

Other Income (Expense)
   Interest income.................................            185             213            527            460
   Interest and related charges....................         (2,547)         (1,778)        (6,370)        (4,812)
   Other, net......................................           (597)             24           (913)          (128)
                                                     -------------   -------------  -------------  -------------
     Total.........................................         (2,959)         (1,541)        (6,756)        (4,480)
                                                     -------------   -------------  -------------  -------------

Net Loss...........................................  $      (1,806)  $      (1,911) $      (4,803) $      (4,188)
                                                     =============   =============  =============  =============

Basic Net Loss Per Unit
   Common..........................................  $       (0.03)  $      (0.10)  $       (0.18) $       (0.22)
                                                     =============   ============   =============  =============
   Subordinated....................................  $       (0.20)  $      (0.10)  $       (0.36) $       (0.22)
                                                     =============   ============   =============  =============

Diluted Net Loss Per Unit..........................  $       (0.09)  $      (0.10)  $       (0.25) $       (0.22)
                                                     =============   ============   =============  =============

Number of Units Outstanding
   for Diluted Computation ........................         18,830          18,830         18,830         18,830
                                                     =============   =============  =============  =============


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           1998           1997
                                                                                      -------------  -------------

                                 ASSETS
Current Assets
    Cash and cash equivalents.......................................................  $       6,626  $        3,737
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,737 and $1,660, respectively..................................        405,215         463,983
    Inventories.....................................................................        157,122         173,637
    Other ..........................................................................         11,139           7,603
                                                                                      -------------  --------------
       Total current assets.........................................................        580,102         648,960
                                                                                      -------------  --------------

Property, Plant & Equipment, at cost................................................        253,327         224,528
    Less: Accumulated depreciation..................................................        108,373          97,224
                                                                                      -------------  --------------
       Net property, plant & equipment..............................................        144,954         127,304
                                                                                      -------------  --------------

Other Assets, net of amortization...................................................          5,561           6,657
                                                                                      -------------  --------------

Total Assets........................................................................  $     730,617  $      782,921
                                                                                      =============  ==============

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable .........................................................  $     496,453  $      586,897
    Accrued taxes payable...........................................................         10,690           5,462
    Note payable - affiliate (Note 4)...............................................         39,300          39,300
    Short-term borrowings - affiliate...............................................         25,100          70,000
    Repurchase agreements...........................................................         88,493             -
    Other...........................................................................          8,471           6,113
                                                                                      -------------  --------------
       Total current liabilities....................................................        668,507         707,772
                                                                                      -------------  --------------

Long-Term Liabilities...............................................................            -               281
                                                                                      -------------  --------------
Commitments and Contingencies (Note 9)

Additional Partnership Interests (Note 6)...........................................         21,928          12,775
                                                                                      -------------  --------------

Partners' Capital
    Common Unitholders..............................................................         (8,289)          7,490
    Special Unitholders ............................................................         21,801          25,060
    Subordinated Unitholders........................................................         25,680          28,169
    General Partner.................................................................            990           1,374
                                                                                      -------------  --------------
Total Partners' Capital.............................................................         40,182          62,093
                                                                                      -------------  --------------

Total Liabilities and Partners' Capital.............................................  $     730,617  $      782,921
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      -----------------------------
                                                                                           1998           1997
                                                                                      -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net loss to net cash
       provided by operating activities -
    Net loss........................................................................  $      (4,803) $       (4,188)
       Depreciation.................................................................         12,834          11,227
       Amortization of intangible assets............................................          1,523           1,523
       (Gains) losses on disposal of assets.........................................            191             (30)
       Changes in components of working capital -
         Receivables................................................................         58,768         279,996
         Inventories................................................................         18,047          32,112
         Other current assets.......................................................         (3,536)          3,134
         Trade accounts payable.....................................................        (90,444)       (305,560)
         Accrued taxes payable......................................................          5,228          (1,685)
         Other current liabilities..................................................          2,560         (15,212)
         Other assets and liabilities...............................................          1,176             430
                                                                                      -------------  --------------
Net Cash Provided By Operating Activities...........................................          1,544           1,747
                                                                                      -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment.............................            664              29
    Acquisitions....................................................................        (28,500)        (12,000)
    Increases to property, plant and equipment......................................         (5,946)         (9,048)
    Other, net......................................................................            (28)              1
                                                                                      -------------- --------------
Net Cash Used In Investing Activities...............................................        (33,810)        (21,018)
                                                                                      -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in short-term borrowings - affiliate........................        (44,900)         28,000
    Increase in note payable - affiliate............................................            -            15,072
    Increase in repurchase agreements...............................................         88,493             -
    Distributions to Unitholders....................................................        (17,108)        (23,985)
    Issuance of Additional Partnership Interests....................................          9,153             -
    Other...........................................................................           (483)           (406)
                                                                                      -------------  --------------
Net Cash Provided By Financing Activities...........................................         35,155          18,681
                                                                                      -------------  --------------

Increase (Decrease) In Cash and Cash Equivalents....................................          2,889            (590)

Cash and Cash Equivalents, Beginning of Period......................................          3,737           5,261
                                                                                      -------------  --------------

Cash and Cash Equivalents, End of Period............................................  $       6,626  $        4,671
                                                                                      =============  ==============
Supplemental Cash Flow Information:
    Interest paid...................................................................  $       6,555  $        4,053
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

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                             COMMON           SPECIAL        SUBORDINATED       GENERAL
                                                           UNITHOLDERS      UNITHOLDERS      UNITHOLDERS        PARTNER
                                                          -------------    -------------     -------------    -----------
Balance at December 31, 1997...........................   $       7,490    $      25,060     $      28,169    $     1,374

Net loss...............................................          (1,529)            (651)           (2,489)          (134)

Cash distributions.....................................         (14,250)          (2,608)              -             (250)
                                                          -------------    -------------     -------------    -----------
Balance at September 30, 1998..........................   $      (8,289)   $      21,801     $      25,680    $       990
                                                          =============    =============     =============    ===========



          The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of September 30, 1998 and December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997 and changes in partners' capital for the nine months ended September 30, 1998.

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

3.   ACQUISITION OF ASSETS

     On July 1, 1998, the Partnership acquired crude oil gathering and transportation assets in West Texas and New Mexico from Koch Pipeline Company, L.P., a subsidiary of Koch Industries, Inc., and Koch Oil Company, a division of Koch Industries, Inc. (collectively "Koch"). The asset purchase included approximately 300 miles of common carrier pipelines, associated storage facilities for approximately 500,000 barrels and lease purchase contracts for up to 40,000 lease barrels of crude oil per day. The purchase price was approximately $28.5 million and was financed with short-term borrowings from Enron.

     On September 21, 1998, the Partnership signed a definitive agreement to purchase certain additional crude oil gathering and transportation assets in key oil producing regions from Koch. The asset purchase will include approximately 3,900 miles of crude oil pipelines, crude transport trucks, meter stations, vehicles, storage tanks and lease purchase contracts for approximately 220,000 lease barrels of crude oil per day from

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


production in 11 central and western states including Texas, Oklahoma, Kansas and California (the "Assets"). The transaction will almost triple EOTT's pipeline mileage and almost double crude oil lease barrels under contract. The total estimated purchase price of the Assets is approximately $230.5 million, which includes consideration of $184 million in cash, 2,000,000 Common Units and 2,000,000 Subordinated Units. EOTT will finance the cash portion of the purchase price through borrowings from Enron, consisting of a $100 million bridge loan due December 31, 1999 and $84 million of term debt, due December 31, 1999. EOTT will also enter into a $1 billion credit facility with Enron that provides increased credit support for the Partnership. The transaction is expected to close by December 1, 1998.

4.   CREDIT RESOURCES AND LIQUIDITY

      On June 30, 1995, Enron agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility is $600 million, as amended December 19, 1996, and the facility as amended February 10, 1998, has a maturity of March 31, 1999. Pursuant to the Support Agreement, as further discussed in Note 6, effective with the closing of the acquisition of Assets from Koch, Enron will increase the Enron Facility to $1 billion and extend the maturity date to December 31, 2001. The agreement contains sublimits on the availability of the Enron Facility of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at the London Interbank Offered Rate ("LIBOR") plus
 .25% per annum.

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

     At December 31, 1997, EOTT had $39.3 million of term debt outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing is provided at a rate of LIBOR plus .3% per annum. On February 10, 1998, the maturity date of the Term Loan was extended to March 31, 1999. As a condition of the financing arrangements with Enron discussed in Note 6, the Term Loan will be redeemed and reissued for term debt.

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

     At December 31, 1997 and September 30, 1998, EOTT was in technical violation of the negative covenants relating to the Tangible Net Worth, Leverage Ratio and Working Capital Ratio in the Enron Facility and Term Loan due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets during 1997 and losses associated with lower gross margins from grade and basis differentials in the North American crude oil segment as well as non-recurring charges for the nine months ended September 30, 1998. EOTT received waivers from Enron for both periods.

     The General Partner believes that the Enron Facility, which is to be amended pursuant to the Support Agreement, will be sufficient to support the Partnership's crude oil and refined product purchasing activities and working capital requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     MQD is $0.475 per Unit with respect to each quarter. Enron has committed to provide cash distribution support in an amount necessary to pay MQDs on Common and Special Units, with respect to quarters ending on or before March 31, 1999, (of which $7.1 million is still available to be advanced) in exchange for Additional Partnership Interests ("APIs"). As discussed in Note 6, if requisite Unitholder approvals are obtained, Enron will increase its cash distribution support to $29 million and extend it through the fourth quarter of 2001.

     The Partnership Agreement authorizes EOTT to issue other equity securities. As discussed in Note 6, after the acquisition of Assets from Koch closes, the Partnership will seek Unitholder approval of a proposal which would authorize the issuance of up to 10 million new Common Units which could be used to raise cash to reduce debt, for acquisitions or other Partnership needs.

     At September 30, 1998, EOTT has outstanding forward commodity repurchase agreements of approximately $88.5 million. The agreements, which have terms of thirty days, require EOTT to repurchase the crude oil inventory on October 20, 1998 for approximately $88.9 million.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5.   EARNINGS (LOSS) PER UNIT

     Net loss shown in the table below excludes the approximate two percent interest of the General Partner. Net loss per Unit is calculated as follows (in millions, except per unit amounts):


                                                  THREE MONTHS ENDED SEPTEMBER 30,
                            ----------------------------------------------------------------------------
                                           1998                                     1997
                            -----------------------------------      -----------------------------------
                                            Wtd.                                     Wtd.
                               Net        Average         Per           Net        Average       Per
                              Loss         Units         Unit          Loss         Units        Unit
                            ---------     --------    ---------      --------      -------     ---------
       Basic (1)
         Common             $   (359)       11,830    $  (0.03)      $(1,178)       11,830     $  (0.10)
         Subordinated       $ (1,373)        7,000    $  (0.20)      $  (695)        7,000     $  (0.10)
       Diluted (2)          $ (1,732)       18,830    $  (0.09)      $(1,873)       18,830     $  (0.10)



                                                   NINE MONTHS ENDED SEPTEMBER 30,
                            ----------------------------------------------------------------------------
                                           1998                                    1997
                            -----------------------------------     ------------------------------------
                                            Wtd.                                    Wtd.
                               Net        Average        Per           Net        Average        Per
                              Loss         Units         Unit          Loss         Units        Unit
                            --------      --------    ---------      --------     --------    ----------
       Basic (1)
         Common             $ (2,180)       11,830    $  (0.18)      $(2,578)       11,830     $  (0.22)
         Subordinated       $ (2,489)        7,000    $  (0.36)      $(1,526)        7,000     $  (0.22)
       Diluted (2)          $ (4,669)       18,830    $  (0.25)      $(4,104)       18,830     $  (0.22)



         (1) Net loss, excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding in accordance with the Partnership Agreement, which is also reflected on the Statement of Partners' Capital, and Special Units are considered Common Units. Due to a negative capital account balance for the Common Unitholders, the total loss to be allocated to the Common Unitholders was reallocated to the remaining Unitholders based on their ownership percentage. The negative Limited Partners' capital account shown in the Statement of Partners' Capital does not represent a commitment by the partners to contribute cash to the Partnership.

         (2) The diluted loss per Unit calculation assumes the conversion of Subordinated Units into Common Units.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates is as follows (in thousands):

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                 --------------------------     --------------------------
                                                    1998            1997           1998           1997
                                                 -----------    -----------     ----------     -----------
     Revenue...................................  $       307    $     9,631     $   10,301     $    33,140

     Cost of Sales.............................  $    14,426    $    17,429     $   29,256     $    61,658

     Revenue in 1998 and 1997 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. and Enron Gas Liquids, Inc. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company and Enron Reserve Acquisition Corp. and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions, in the opinion of management, are no less favorable than can be obtained from unaffiliated third parties.

     Related party receivables at September 30, 1998 and December 31, 1997 were $0.2 million and $2.8 million, respectively, and are classified as trade and other receivables. Related party payables at September 30, 1998 and December 31, 1997 were $1.8 million and $3.6 million, respectively, and are classified as trade accounts payable.

     Additional Partnership Interests ("APIs"). On November 14, 1997, February 13, 1998, May 15, 1998 and August 14, 1998, Enron paid $3.7 million, $3.8 million, $2.8 million and $2.5 million, respectively, in support of EOTT's third and fourth quarter 1997 and first and second quarter 1998 distributions to its Common and Special Unitholders and the General Partner. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. Enron has committed to support payment of EOTT common and special distributions through March 1999, as necessary (of which $7.1 million is still available to be advanced). As discussed in Note 6, if requisite Unitholder approvals are obtained, Enron will increase its cash distribution support to $29 million and extend it through the fourth quarter of 2001.

     Financing of Acquisitions. In February 1997, the Partnership acquired intrastate and interstate common carrier pipelines from CITGO Pipeline Company for approximately $12 million which was financed with term debt from Enron. As discussed further in Note 3, on July 1, 1998, the Partnership acquired crude oil gathering and transportation assets from Koch for approximately $28.5 million which was financed with short-term borrowings from Enron.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Support Agreement. Pursuant to a Support Agreement dated September 21, 1998
(a) Enron agreed to make loans to the Partnership to fund the cash portion of the consideration to be paid to Koch for the Assets at closing as discussed in
Note 3 and to refinance indebtedness incurred in a prior acquisition of assets from Koch on July 1, 1998, (b) Enron agreed to increase and extend the Partnership's credit facility with Enron to $1 billion through December 31, 2001, (c) the Partnership agreed to issue 1,150,000 Special Units to Enron in exchange for Enron's commitment to contribute $21.9 million in APIs to the Partnership on the earlier of the date certain proposals, discussed further below, are approved by the Unitholders at a special meeting of Unitholders or May 17, 1999, (d) Enron agreed that if certain proposals are approved by the Unitholders it will extend its cash distribution support through the fourth quarter of 2001, and (e) the Partnership agreed that, if any additional APIs are issued prior to approval of certain proposals by the Unitholders, it will issue additional Common Units at $19.00 per share in exchange for such additional APIs. After the acquisition of Assets from Koch closes, the Partnership will seek Unitholder approval of two proposals which would authorize the issuance of up to 10 million new Common Units and change the terms of the Special Units so that they are convertible into Common Units and will permit the Partnership to list on the New York Stock Exchange the Common Units to be issued on conversion of the outstanding Special Units. Pursuant to the Support Agreement, EOTT will borrow from Enron $212.5 million, consisting of a $100 million bridge loan and $112.5 million of term debt and enter into a $1 billion credit facility with Enron, to replace its existing $600 million credit facility.

7.   NON-RECURRING CHARGES

     During the third quarter of 1998, the Partnership recorded approximately $2.4 million of non-recurring non-cash charges. The charges consisted primarily of a $0.7 million lower of cost or market adjustment of certain propane inventories, a $1.0 million write-off of certain information system development costs, additional bad debt allowances and other charges.

8.   OTHER INCOME (EXPENSE), NET

      The components of other income (expense), net are as follows (in thousands):

                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                            ------------------------  -------------------------
                                                               1998         1997          1998         1997
                                                            -----------  -----------  -----------  ------------
     Loss on foreign currency transactions................  $      (521) $      (209) $    (1,012) $      (329)
     Gain (loss) on disposal of fixed assets..............         (268)          30         (191)          30
     Litigation settlements...............................           94          130           51          130
     Other, net...........................................           98           73          239           41
                                                            -----------  -----------  -----------  -----------
         Total............................................  $      (597) $        24  $      (913) $      (128)
                                                            ===========  ===========  ===========  ===========



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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     Assessment for Crude Oil Production Tax from the Comptroller of Public Accounts, State of Texas. The Partnership received a letter from the Comptroller's Office dated October 9, 1998 assessing the Partnership for severance taxes the Comptroller's Office alleges are due on a difference the Comptroller's Office believes exists between the market value of crude oil and the value reported on the Partnership's crude oil tax report for the period of September 1, 1994 through December 31, 1997. The letter states that the action, based on a desk audit of the Partnership's crude oil production reports, is partly to preserve the statute of limitations where crude oil severance tax may not have been paid on the true market price of the crude oil. The letter further states that the Comptroller's position is similar to claims made in several lawsuits, including the Texas Federal Anti-Trust Suit, in which the Partnership is a defendant. The amount of the assessment, including penalty and interest, is approximately $1.1 million. While the claim is still being reviewed, the General Partner believes the Partnership should be without liability in this or related matters.

     Cameron Parish School Board, et al. vs. Texaco, Inc., et al.; Civil Action No. C-98-111; In the United States District Court for the Western District of Louisiana, Lake Charles Division. This case was originally filed as a state law claim in Louisiana. When the case was removed to federal court, the anti-trust claims were added, similar to the claims made in the Texas Federal Anti-Trust Suit and the Mississippi Anti-Trust Suit. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. This case, along with the Texas Federal Anti-Trust Suit and the Mississippi Anti-Trust Suit, and other cases, was transferred by the Judicial Panel on Multidistrict Litigation to the Southern District of Texas (MDL No. 1206) by Transfer Order dated January 14, 1998. On October 22, 1998, the judge granted the Plaintiffs' motion to amend the petition and add additional defendants. The Partnership and the General Partner were added to the case as defendants at that time. No money amounts were claimed and it is not possible to determine any potential exposure until further discovery is done. Though still in its early stages, the General Partner believes the Partnership should be without liability in this or related matters.

10.  NEW ACCOUNTING STANDARDS

     During June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income" was issued, which requires the presentation of comprehensive income which is traditional net income (loss) adjusted for certain items that previously were only reflected as direct charges to equity and was required to be adopted in the first quarter of 1998. For the three months and the nine months ended September 30, 1998, traditional net loss and comprehensive loss are the same.

     SFAS No. 131, "Reporting Disaggregated Information About a Business Enterprise" requires that segment reporting for public companies be measured the same way management identifies and evaluates

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


information internally. SFAS No. 131 requires adoption of this standard for year-end 1998 reporting and also requires presentation of certain segment information on a quarterly basis starting in 1999. EOTT is currently evaluating the impact of this standard.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. The statement requires companies to capitalize certain costs that are incurred in developing or designing computer software. This statement is effective for financial statements beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on EOTT's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The standard cannot be applied retroactively but early adoption is permitted. EOTT has not yet determined the impacts of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.

11.  SUBSEQUENT EVENTS

     On October 13, 1998, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 for all Common and Special Units for the period July 1, 1998 through September 30, 1998. The third quarter distribution will be paid on November 13, 1998 to the General Partner and all Common and Special Unitholders of record as of October 30, 1998. The distribution will be paid utilizing Available Cash from the Partnership. Enron has committed to support payment of distributions on EOTT Common and Special Units through March 1999, as necessary (of which $7.1 million is still available to be advanced). As discussed in Note 6, if requisite Unitholder approvals are obtained, Enron will increase its cash distribution support to $29 million and extend it through the fourth quarter of 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


Information Regarding Forward-Looking Information

      The statements in this Quarterly Report on Form 10-Q that are not historical information are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Any forward-looking statements are not guarantees of future performance, involve significant risks and uncertainties and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in integrating the assets to be acquired from Koch Pipeline Company, L.P. and Koch Oil Company into the Partnership's field and administrative operations, the ability of the Partnership to continue purchasing crude oil under the contracts acquired, success in obtaining additional lease barrels, demands for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, industry conditions, the success of the Partnership's risk management activities and conditions of the capital and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.

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

RECENT DEVELOPMENTS

     On July 1, 1998, the Partnership acquired crude oil gathering and transportation assets in West Texas and New Mexico from Koch Pipeline Company, L.P., a subsidiary of Koch Industries, Inc., and Koch Oil Company, a division of Koch Industries, Inc. (collectively "Koch"). The asset purchase included approximately 300 miles of common carrier pipelines, associated storage facilities for approximately 500,000 barrels and lease purchase contracts for up to 40,000 lease barrels of crude oil per day. The purchase price was approximately $28.5 million and was financed with short-term borrowings from Enron.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


     On September 21, 1998, the Partnership signed a definitive agreement to purchase certain additional crude oil gathering and transportation assets in key oil producing regions from Koch. The asset purchase will include approximately 3,900 miles of crude oil pipelines, crude transport trucks, meter stations, vehicles, storage tanks and lease purchase contracts for approximately 220,000 lease barrels of crude oil per day from production in 11 central and western states including Texas, Oklahoma, Kansas and California (the "Assets"). The transaction will almost triple EOTT's pipeline mileage and almost double crude oil lease barrels under contract. The total estimated purchase price of the Assets is approximately $230.5 million, which includes consideration of $184 million in cash, 2,000,000 Common Units and 2,000,000 Subordinated Units. EOTT will finance the cash portion of the purchase price through borrowings from Enron, consisting of a $100 million bridge loan due December 31, 1999 and $84 million of term debt, due December 31, 1999. EOTT will also enter into a $1 billion credit facility with Enron that provides increased credit support for the Partnership. The transaction is expected to close by December 1, 1998.

     Pursuant to a Support Agreement dated September 21, 1998 (a) Enron agreed to make loans to the Partnership to fund the cash portion of the consideration to be paid to Koch for the Assets at closing as discussed in Note 3 to the Condensed Consolidated Financial Statements and to refinance indebtedness incurred in a prior acquisition of assets from Koch on July 1, 1998, (b) Enron agreed to increase and extend the Partnership's credit facility with Enron to $1 billion through December 31, 2001, (c) the Partnership agreed to issue 1,150,000 Special Units to Enron in exchange for Enron's commitment to contribute $21.9 million in APIs to the Partnership on the earlier of the date certain proposals, discussed further below, are approved by the Unitholders at a special meeting of Unitholders or May 17, 1999, (d) Enron agreed that if certain proposals are approved by the Unitholders it will extend its cash distribution support through the fourth quarter of 2001, and (e) the Partnership agreed that, if any additional APIs are issued prior to approval of certain proposals by the Unitholders, it will issue additional Common Units at $19.00 per share in exchange for such additional APIs. After the acquisition of Assets from Koch closes, the Partnership will seek Unitholder approval of two proposals which would authorize the issuance of up to 10 million new Common Units and change the terms of the Special Units so that they are convertible into Common Units and will permit the Partnership to list on the New York Stock Exchange the Common Units to be issued on conversion of the outstanding Special Units.

     The asset acquisitions from Koch, which will complement EOTT's core crude oil gathering and transportation business, should result in substantial economies of scale and should strengthen EOTT's ability to serve customers throughout North America. In addition, these acquisitions should enhance EOTT's ability to fund Common Unit distributions from cash flows. If requisite Unitholder approvals are obtained, Enron's extension of cash distribution support will further assure Common Unitholders of continued reliable distributions.


     The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated partnerships.

RESULTS OF OPERATIONS

     EOTT reported a net loss of $1.8 million or $0.09 per diluted Unit for the third quarter of 1998 compared to a net loss of $1.9 million or $0.10 per diluted Unit for the third quarter of 1997. The third quarter loss in 1998 includes approximately $2.4 million of non-recurring charges which consisted of a $0.7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.



million lower of cost or market adjustment of certain propane inventories, a $1.0 million write-off of certain information system development costs, additional bad debt allowances and other charges.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                               ----------------------------  -----------------------------
                                                   1998            1997           1998           1997
                                               -------------  -------------  -------------   -------------
Revenues:
   North American crude oil.................   $     1,272.1  $     1,538.0  $     3,693.3   $     5,276.2
   Refined products marketing...............            24.2          236.2          174.3           710.2
   Intersegment revenues....................            (0.7)           -             (0.7)            -
                                               -------------  -------------  -------------   -----------
     Total..................................   $     1,295.6  $     1,774.2  $     3,866.9   $     5,986.4
                                               =============  =============  =============   =============

Gross margin:
   North American crude oil.................   $        33.4  $        25.9  $        89.6   $        81.5
   Refined products marketing...............             0.4            0.9            0.9             3.4
                                               -------------  -------------  -------------   -------------
     Total..................................   $        33.8  $        26.8  $        90.5   $        84.9
                                               =============  =============  =============   =============

Operating income (loss):
   North American crude oil.................   $         8.1  $         3.8  $        20.7   $        13.7
   Refined products marketing...............            (0.1)           0.3           (0.5)            1.6
   Corporate................................            (6.8)          (4.5)         (18.2)          (15.0)
                                               -------------  -------------  -------------   -------------
     Total..................................   $         1.2  $        (0.4) $         2.0   $         0.3
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


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997.

     North American Crude Oil: Operating income for the North American Crude Oil segment was $8.1 million for the third quarter 1998, compared to operating income of $3.8 million for the same period in 1997. Gross margin increased $7.5 million to $33.4 million in the third quarter of 1998 due primarily to renegotiations of uneconomic lease contracts during 1997 and improved crude grade and basis differentials in 1998. Operating expenses of $25.3 million for the third quarter of 1998 were $3.2 million higher than in the third quarter of 1997 due primarily to higher operating costs associated with the acquisition of assets from Koch on July 1, 1998, additional repairs and maintenance costs and additional allowances for bad debts.

     Refined Products Marketing: The operating loss for Refined Products Marketing was $0.1 million for the third quarter 1998 compared to operating income of $0.3 million for the same period in 1997. Gross margin

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


decreased $0.5 million to $0.4 million in the third quarter of 1998 due to the wind down of the East of Rockies products business. Additionally, operating expenses of $0.5 million for the third quarter of 1998 decreased $0.1 million from the same period last year due to lower employee related costs.

     Corporate and Other: Corporate costs were $6.8 million for the third quarter 1998 compared to $4.5 million in the third quarter 1997. The increase is due primarily to a non-recurring $1.0 million write-off of certain information system development costs, severance costs for a former officer of the General Partner and higher information system operating costs. Other income (expense), net, decreased $0.6 million in the third quarter 1998 compared to the same period in 1997 due primarily to losses on transactions denominated in foreign currency and losses on sales of fixed assets partially offset by favorable litigation settlements. Interest and related charges in the third quarter 1998 were $2.5 million compared to $1.8 million for the same period in 1997 primarily due to higher borrowings to meet working capital needs and for financing of the July 1, 1998 acquisition of assets from Koch.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30,1997.

     North American Crude Oil: Operating income for the North American Crude Oil segment was $20.7 million for the first nine months of 1998, compared to $13.7 million for the same period in 1997. Gross margin increased $8.1 million to $89.6 million in the first nine months of 1998 due primarily to the renegotiation of uneconomic lease contracts and improved grade and basis differentials in the North American crude gathering business. Operating expenses of $68.9 million for the first nine months of 1998 were $1.1 million higher than in the first nine months of 1997 due primarily to higher operating costs associated with the acquisition of assets from Koch on July 1, 1998 and additional allowances for bad debts.

     Refined Products Marketing: The operating loss for Refined Products Marketing was $0.5 million for the first nine months of 1998, compared to operating income of $1.6 million for the same period in 1997 due to the wind down of the East of Rockies products business. Operating expenses of $1.4 million for the first nine months of 1998 were $0.4 million lower than in the first nine months of 1997 due primarily to lower employee related costs.

     Corporate and Other: Corporate and other costs of $18.2 million for the first nine months of 1998 were $3.2 million higher compared to the first nine months of 1997 due primarily to a non-recurring $1.0 million write-off of certain information system development costs, severance costs for a former officer of the General Partner, higher liability and casualty insurance costs and higher information system operating costs. Other income (expense), net, decreased $0.8 million during the first nine months of 1998 compared to the same period in 1997 due primarily to losses on transactions denominated in foreign currency and losses on sales of fixed assets partially offset by favorable litigation settlements. Interest and related charges for the first nine months of 1998 were $6.4 million compared to $4.8 million for the same period in 1997 primarily due to higher borrowings to meet working capital needs and for financing of the July 1, 1998 acquisition of assets from Koch.

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

Cash Flows From Operating Activities

     Net cash provided by operating activities was $1.5 million for the first nine months of 1998 compared to net cash provided of $1.7 million for the same period in 1997.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $33.8 million for the first nine months of 1998 compared to $21.0 million for the same period in 1997. Acquisitions for the first nine months of 1998 include the $28.5 million acquisition of assets from Koch in West Texas on July 1, 1998 compared to the pipeline acquisition from CITGO Pipeline Company for $12.0 million in 1997. Increases to property, plant, and equipment in 1998 include capital expenditures for pipeline connections and improvements, vehicles and computer hardware. There was $0.7 million in proceeds from asset sales in 1998. The Partnership expects to incur approximately $2-3 million in sustaining capital expenditures for the remainder of 1998.

Cash Flows From Financing Activities

     Net cash provided by financing activities totaled $35.2 million for the first nine months of 1998 compared to net cash provided of $18.7 million for the same period in 1997. The 1998 amount primarily represents an increase in short-term borrowings to fund working capital needs and finance the acquisition of assets from Koch in West Texas on July 1, 1998 reduced by distributions paid to all Common and Special Unitholders for the period October 1, 1997 through June 30, 1998.

Working Capital and Credit Resources

     On June 30, 1995, Enron agreed to provide credit support (the "Enron Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the Enron Facility is $600 million, as amended December 19, 1996, and the facility as amended February 10, 1998, has a maturity of March 31, 1999. Pursuant to the Support Agreement, as further discussed in Note 6 to the Condensed Consolidated Financial Statements, effective with the closing of the acquisition of Assets from Koch, Enron will increase the Enron Facility to $1 billion and extend the maturity date to December 31, 2001. The agreement contains sublimits on the availability of the Enron Facility of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at the London Interbank Offered Rate ("LIBOR") plus .25% per annum.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


     At December 31, 1997, EOTT had $39.3 million of term debt outstanding with Enron under a financing arrangement dated January 3, 1996 for acquisitions and other capital projects (the "Term Loan"). This financing is provided at a rate of LIBOR plus .3% per annum. On February 10, 1998, the maturity date of the Term Loan was extended to March 31, 1999. As a condition of the financing arrangements with Enron discussed in Note 6 to the Condensed Consolidated Financial Statements, the Term Loan will be redeemed and reissued for term debt.

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

     At December 31, 1997 and September 30, 1998, EOTT was in technical violation of the negative covenants relating to the Tangible Net Worth, Leverage Ratio and Working Capital Ratio in the Enron Facility and Term Loan due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets during 1997 and losses associated with lower gross margins from grade and basis differentials in the North American crude oil segment as well as non-recurring charges for the nine months ended September 30, 1998. EOTT received waivers from Enron for both periods.

     The General Partner believes that the Enron Facility, which is to be amended pursuant to the Support Agreement, will be sufficient to support the Partnership's crude oil and refined product purchasing activities and working capital requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

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

     MQD is $0.475 per unit with respect to each quarter. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs on Common and Special Units, with respect to quarters ending on or before March 31, 1999, (of which $7.1 million is still available to be advanced) in exchange for additional partnership interests ("APIs"). As previously discussed, if requisite Unitholder approvals are obtained, Enron will increase its cash distribution

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.



support to $29 million and extend it through the fourth quarter of 2001. The APIs purchased by Enron are not entitled to cash distributions or voting rights. The APIs are required to be redeemed if and to the extent that Available Cash for any quarter exceeds an amount necessary to distribute the MQD on all Common and Subordinated Units and to eliminate arrearages, if any, in the MQD on Common Units for prior periods. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs.

     The Partnership Agreement authorizes EOTT to issue other equity securities. As previously discussed, after the acquisition of Assets from Koch closes, the Partnership will seek Unitholder approval of a proposal which would authorize the issuance of up to 10 million new Common Units which could be used to raise cash to reduce debt, for acquisitions or other Partnership needs.

YEAR 2000

         The Year 2000 problem generally results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900, instead of 2000.

         The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence certainly is true for the Partnership and its suppliers, trading partners, and customers.

State of Readiness

         The General Partner's Board of Directors has been briefed about the Year 2000 problem. The Board has adopted a Year 2000 plan (the "Plan") aimed at taking reasonable steps to prevent the Partnership's mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage of or significant impairment to the Partnership's business.

         The Partnership is implementing the Plan, which will be modified as events warrant. Under the Plan, the Partnership will continue to inventory its mission-critical computer hardware and software systems and embedded chips (computer chips with date-related functions, contained in a wide variety of devices), and software; assess the effects of Year 2000 problems on the mission-critical functions of the Partnership's businesses; remedy material disruptions or other material adverse effects on mission-critical functions, processes and systems; verify and test the mission-critical systems to which remediation efforts have been applied; and attempt to ameliorate those mission-critical aspects of the Year 2000 problem that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


         Implementation of the Plan is directly supervised by the General Partner's Chief Information Officer, who is the Year 2000 Project Director. The Project Director coordinates the implementation of the Plan with the assistance of an Oversight Committee, consisting of selected employees of the General Partner and one member of the Board of Directors. The Partnership also has engaged (or will engage, as appropriate) certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

         The Plan recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of the Partnership's business. The Partnership does not have control of these Outside Entities or Outside Systems. However, the Plan includes an ongoing process of contacting Outside Entities whose systems, in the General Partner's judgment, have, or may have, a substantial effect on the Partnership's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The Plan envisions the Partnership attempting to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible" (that is, able to process data reliably, both before and after January 1, 2000, without disruption due to an inability reliably to process date information). The Partnership will attempt reasonably to coordinate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical to the Partnership will be Year 2000 compatible well before January 1, 2000. Consequently, the Partnership will work prudently with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert (where necessary), test (where necessary), and develop contingency plans for the Partnership's connections to these mission-critical Outside Systems, to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with the Partnership's remediation of its own mission-critical systems.

         It is important to recognize that the processes of inventorying, assessing, analyzing, converting (where necessary), testing (where necessary), and developing contingency plans for mission-critical items in anticipation of the Year 2000 event are necessarily iterative processes. That is, the steps are repeated as the Partnership learns more about the Year 2000 problem and its effects on the Partnership's internal systems and on Outside Systems. As the steps are repeated, it is likely that new problems will be identified and addressed. The Partnership anticipates that it will continue with these processes through January 1, 2000 and, if necessary based on experience, into the Year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

         As of November 1998, the Partnership is at various stages in implementation of the Plan as shown in the following tables. The Plan includes verification and validation of certain of the Partnership's mission-critical facilities and functions by independent consultants. These consultants will participate to varying degrees in many or all of the stages, including the inventory, assessment, and testing phases. The Partnership will continue closely to monitor work under the Plan and will revise estimated completion dates for the initial iteration of each listed process according to experience. All dates are only relevant for the initial iteration of the applicable stage of the Plan. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed. All dates are only relevant for the initial iteration of the applicable stage of the Plan.

--------------------------------------------------------------------------------------------------------------------
                                         Year 2000 Plan Readiness

--------------------------------------------------------------------------------------------------------------------
                     Inventory    Assessment    Analysis    Conversion    Testing    Y2K-Ready    Contingency Plan
--------------------------------------------------------------------------------------------------------------------
  Mission-Critical    C           IP            IP          IP            IP         IP           IP
  Internal Items
--------------------------------------------------------------------------------------------------------------------
  Mission-Critical    C           IP            IP          IP            IP         IP           TBI
  Outside Entities
--------------------------------------------------------------------------------------------------------------------
Legend: C = Complete    IP = In Process    TBI = To Be Initiated

--------------------------------------------------------------------------------------------------------------------
                                    Year 2000 Plan Estimated Completion Dates

--------------------------------------------------------------------------------------------------------------------
                    Inventory    Assessment    Analysis    Conversion    Testing    Y2K-Ready    Contingency Plan
--------------------------------------------------------------------------------------------------------------------
  Mission-Critical    7/98        12/98         1/99        2/99          3/99        7/99        10/99
  Internal Items
--------------------------------------------------------------------------------------------------------------------
  Mission-Critical    7/98         2/99         4/99        7/99          9/99       10/99        10/99
  Outside Entities
--------------------------------------------------------------------------------------------------------------------

Costs to Address Year 2000 Issues

         Preliminary estimates of the total Year 2000 costs, which will be expensed as incurred, range from $2 million to $3 million. However, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000 related failures that occur despite the Partnership's implementation of the Plan. These projects, which began in 1997, will continue through 1999. Although management believes that its estimates are reasonable, there can be no assurance, for the reasons

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


stated in the "Summary" section, below, that the actual costs of implementing the Plan will not differ materially from the estimated costs or that the Partnership will not be materially adversely affected by Year 2000 issues.

Year 2000 Risk Factors

         Certain of the Partnership's operations are regulated by governmental authorities. The Partnership expects to satisfy these regulatory authorities' requirements for achieving Year 2000 readiness. If the Partnership's reasonable expectations in this regard are in error, and if a regulatory authority should order the temporary cessation of the Partnership's operations in one or more of these areas, the adverse effect on the Partnership could be material. Outside Entities could face similar problems that materially adversely affect the Partnership.

         Between now and 2000 there will be increased competition for people skilled in the technical and managerial skills necessary to deal with the Year 2000 problem. While the Partnership is taking substantial precautions to recruit and retain sufficient people skilled in dealing with the Year 2000 problem, and has hired consultants who bring additional skilled people to deal with the Year 2000 problem as it affects the Partnership, the Partnership could face shortages of skilled personnel or other resources, such as Year 2000 ready computer chips, and these shortages might delay or otherwise impair the Partnership's ability to assure that its mission-critical systems are Year 2000 ready. Outside Entities could face similar problems that materially adversely affect the Partnership. The General Partner believes that the possible impact of the shortage of skilled people is not, and will not be, unique to the Partnership.

         The Partnership estimates that its mission-critical systems will be Year 2000-ready substantially before January 1, 2000. However, there is no assurance that the Plan will succeed in accomplishing its purpose or that unforeseen circumstances will not arise during the implementation of the Plan that would materially adversely affect the Partnership.

         The Partnership is taking reasonable steps to identify, assess, and, where appropriate, to replace devices that contain embedded chips. Despite these reasonable efforts, the Partnership anticipates that it will not be able to find and remediate all embedded chips in the Partnership's systems. Further, the Partnership anticipates that Outside Entities on which the Partnership depends also will not be able to find and remediate all embedded chips in their systems. Some of the embedded chips that fail to operate or that produce anomalous results may create system disruptions or failures. Some of these disruptions or failures may spread from the systems in which they are located to other systems in a cascade. These cascading failures may have adverse effects upon the Partnership's ability to maintain safe operations, and may also have adverse effects upon the Partnership's ability to serve its customers and otherwise to fulfill certain contractual and other legal obligations. The embedded chip problem is widely recognized as one of the more difficult aspects of the Year 2000 problem across industries and throughout the world. The possible adverse impact of the embedded chip problem is not, and will not be, unique to the Partnership.

         The Partnership cannot assure that suppliers upon which it depends for essential goods and services will convert and test their mission-critical systems and processes in a timely manner. Failure of delay by all or some of these entities, including the U.S. and state or local governments and foreign governments, could create substantial disruptions having a material adverse affect on the Partnership's business.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

         In a recent Securities and Exchange Commission release regarding Year 2000 disclosures, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Partnership's mission-critical information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as electrical generation, transmission, and distribution systems and oil facilities and pipelines; and the failure of Outside Systems, the effects of which would have a cumulative material adverse impact on the Partnership's mission-critical systems. Among other things, the Partnership could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. The Partnership could also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of the Partnership's revenues, would be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on the Partnership, and the diminution of the Partnership's revenues, from a domestic or global recession or depression, also is likely to be material, although not quantifiable at this time.

         The Partnership will continue to monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result or may result from the Year 2000 problem.

Contingency Plans

         As part of the Plan, the Partnership is developing contingency plans that will deal with two aspects of the Year 2000 problem: (1) that the Partnership, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all its internal mission-critical systems; and (2) that Outside Systems may not be Year 2000 ready, despite the Partnership's good-faith, reasonable efforts to work with Outside Entities. The Partnership's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

         These contingency plans will contemplate an assessment of all its mission-critical internal information technology systems and its internal operational systems that use computer-based controls. This process has begun and will continue as circumstances require. Further, the Partnership will in that time frame assess any mission-critical disruptions due to Year 2000-related failures that are external to the Partnership. These assessments will be conducted for all of the Partnership's operations.

         These contingency plans include, where appropriate, the creation of teams that will be standing by on the eve of the new millennium, prepared to respond rapidly and otherwise as necessary to mission-critical

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


Year 2000-related problems as soon as they become known. The composition of teams that are assigned to deal with Year 2000 problems will vary according to the nature, mission-criticality, and location of the problem.

Summary

         The Partnership has a Plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission critical systems that it controls. From a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect the Partnership, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications, and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission-critical software (computer code) internal to the Partnership that is not Year 2000 compatible; and the unavailability of certain necessary internal or external resources, including but not limited to trained technicians and other personnel to perform adequate remediation, verification, and testing of mission-critical Partnership systems or Outside Systems. There can be no assurance, for example, that all of the Partnership's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the Partnership's business. If, despite the Partnership's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000-related failures that create substantial disruptions to the Partnership's business, the adverse impact on the Partnership's business could be material. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems, and similar events. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Partnership's implementation of the Plan.

OTHER MATTERS

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

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. The statement requires companies to capitalize certain costs that are incurred in developing or designing computer software. This statement is effective for financial statements beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on EOTT's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.



Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The standard cannot be applied retroactively but early adoption is permitted. EOTT has not yet determined the impacts of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.


OUTLOOK

     Gross margin related to EOTT's core North American crude oil business has improved due to renegotiations of uneconomic lease contracts during 1997 and improved grade and basis differentials in 1998. The Partnership intends to continue to pay MQDs to all its Common and Special Unitholders; however, due to the volatility of the market and other factors which can affect operating results, distribution support from Enron may be necessary to pay MQDs. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before March 31, 1999, (of which $7.1 million is still available to be advanced).

         The asset acquisitions from Koch are a major step toward consolidation of the industry and EOTT achieving a leadership position in the North American crude oil marketing and transportation industry. The new assets, which complement our core crude oil business, should result in substantial economies of scale and should strengthen our ability to serve customers throughout North America. In addition, these acquisitions should enhance EOTT's ability to fund common unit distributions from cash flows. If requisite Unitholder approvals are obtained, Enron has agreed to increase its cash distribution support to $29 million and extend it through the fourth quarter of 2001 which will further assure Common Unitholders of continued reliable distributions.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 10.22    Support Agreement dated September 21, 1998 between
                      EOTT Energy Partners, L.P., EOTT Energy Operating Limited Partnership and Enron Corp.

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



                                            EOTT ENERGY PARTNERS, L.P.
                                            (A Delaware Limited Partnership)

Date:  November 13, 1998                    By:   EOTT ENERGY CORP. as
                                                  General Partner


                                                  /s/ LORI L. MADDOX
                                            ----------------------------------
                                            Lori L. Maddox
                                            Controller
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS



     EXHIBIT
     NUMBER                             DESCRIPTION
---------------         -----------------------------------------------------

    Exhibit 10.22 Support Agreement dated September 21, 1998 between EOTT Energy Partners, L.P., EOTT Energy Operating Limited Partnership and Enron Corp.

    Exhibit 27          Financial Data Schedule