Form 10-K405
period 1998-12-31
EOTT ENERGY PARTNERS LP
filed 1999-03-30
CIK 917464

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998    Commission File Number:  1-12872

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                    Delaware                               76-0424520
     ----------------------------------------     -----------------------------
        (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                Identification No.)

           1330 Post Oak Boulevard
                 Suite 2700
               Houston, Texas                                77056
     ----------------------------------------     -----------------------------
     (Address of principal executive offices)             (Zip Code)

                                 (713) 993-5200
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of each class             Name of each exchange on which registered
    -------------------------          -----------------------------------------
          Common Units                          New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 1, 1999, was approximately $198,656,900.

================================================================================

                           EOTT ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----
                                     PART I

Item 1.   Business                                                                                3
Item 2.   Properties                                                                             12
Item 3.   Legal Proceedings                                                                      13
Item 4.   Submission of Matters to a Vote of Security Holders                                    15

                                     PART II

Item 5.   Market for Registrant's Common Units and Related Security
              Holder Matters                                                                     16
Item 6.   Selected Financial Data                                                                17
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          18
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk                             32
Item 8.   Financial Statements and Supplementary Data                                            33
Item 9.   Disagreements on Accounting and Financial Disclosure                                   33

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                     34
Item 11.  Executive Compensation                                                                 36
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                                                     41
Item 13.  Certain Relationships and Related Transactions                                         42

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                         43

                                     PART I

ITEM 1. BUSINESS

GENERAL

     EOTT Energy Partners, L.P., a Delaware limited partnership, through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil, refined petroleum products, natural gas liquids and related activities. EOTT Energy Partners, L.P. has changed its principal business segments and has restated segment information for earlier periods. EOTT Energy Partners, L.P.'s principal business segments are its North American - East of Rockies crude oil gathering and marketing operations, its Pipeline Operations and its West Coast Operations, which includes crude oil gathering and marketing, refined products marketing and a natural gas liquids business (see Note 19 to the Consolidated Financial Statements for certain financial information by business segment). Unless the context otherwise requires, the terms "EOTT" and the "Partnership" herein refer to EOTT Energy Partners, L.P., its affiliated limited partnerships, and for periods prior to the Partnership's initial public offering in March 1994, EOTT Energy Corp., its wholly-owned subsidiary, EOTT Energy Ltd., and its affiliated company, Enron Products Marketing Company (collectively referred to as the "Predecessor").

     EOTT Energy Corp. (the "General Partner"), a Delaware corporation and an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), serves as the sole general partner of the Partnership and its affiliated operating limited partnerships. In addition to its aggregate approximate 2% general partner interest in the Partnership, the General Partner owns an approximate 29% limited partner interest in the Partnership in the form of subordinated units. Enron, through its ownership of EOTT Common Units, more fully described in Note 1 to the Consolidated Financial Statements, holds an approximate 14% interest in the Partnership.

OVERVIEW

     On December 1, 1998, the Partnership purchased certain crude oil gathering and transportation assets in key oil producing regions from Koch Pipeline Company, L.P., a subsidiary of Koch Industries, Inc., and Koch Oil Company, a division of Koch Industries, Inc. (collectively "Koch"). The transaction almost tripled EOTT's pipeline mileage, almost doubled crude oil lease barrels under contract and should strengthen profitability and cash flow. The acquisition included approximately 3,900 miles of crude oil pipelines, crude oil transport trucks, meter stations, vehicles, storage tanks and contracts for approximately 180,000 lease barrels of crude oil per day from production in 11 central and western states including Texas, Oklahoma, Kansas and California (the "Assets").

     As an intermediary, EOTT seeks to earn profits primarily by buying crude oil at competitive prices, efficiently transporting and handling the purchased crude oil and marketing the crude oil to refinery customers or other trade partners who can most benefit from the particular crude type. Through its crude oil gathering and marketing operations, EOTT purchases crude oil produced from approximately 40,000 leases in 18 states and is also a major purchaser of lease crude oil in Canada. In addition to its gathering and marketing operations, EOTT has pipeline operations which transport crude oil on intrastate and interstate pipelines based on regulated published tariffs.

     In its crude oil gathering and marketing operations, EOTT purchases crude oil from many of the largest integrated and independent crude oil producers in the United States and Canada. Approximately 87% of EOTT's lease crude oil is purchased from independent oil producers, and approximately 13% is purchased from major integrated oil companies ("majors"). EOTT markets the crude oil to majors and independent refiners throughout the United States and Canada. EOTT was purchasing approximately 270,700 barrels per day ("bpd") of lease crude oil prior to the acquisition of Assets from Koch. In December 1998, after the acquisition of Assets from Koch, EOTT purchased approximately 450,200 bpd of lease crude oil. EOTT's pipeline systems and trucking operations provide the vital link between the crude oil purchasing and marketing activities. Within the United States, EOTT transports most of the lease crude oil it purchases with its trucking operations, a fleet of 440 owned or leased trucks, and by pipelines, including approximately 6,200 miles of active intrastate and interstate pipeline and gathering systems owned by EOTT, as well as common carrier pipeline systems owned by third parties. In addition, EOTT provides transportation and marketing services for third party purchasers of crude oil. These pipeline systems and trucking operations cover 18 states: Alabama, Arkansas, California, Colorado, Florida, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, Oklahoma, Texas, Utah, Wyoming, Montana, North Dakota, and South Dakota.

NORTH AMERICAN CRUDE OIL - EAST OF ROCKIES OPERATIONS

     In its North American Crude Oil - East of Rockies gathering and marketing business, EOTT purchased approximately 428,000 bpd of lease crude oil in December 1998. EOTT purchases lease crude oil barrels at prevailing market prices. Generally, as EOTT purchases lease barrels, it simultaneously enters into a corresponding sale transaction involving physical deliveries of crude oil to third party users, such as refiners or other trade partners, or a sale of futures contracts on the New York Mercantile Exchange ("NYMEX"). This process gives EOTT the opportunity to secure a profit on the transaction at the time of purchase and to minimize or eliminate exposure to price fluctuations occurring after the initial purchase. EOTT effects transactions both in the futures and physical markets in order to deliver the crude oil to its highest value location or otherwise to maximize the value of the crude oil controlled by EOTT. Throughout the process, EOTT seeks to maintain a substantially balanced position at all times; however, EOTT has certain basis risks (the risk that price relationships between delivery points, grades of crude oil or delivery periods will change) which cannot be completely hedged. It is EOTT's policy not to acquire and hold crude oil, other petroleum products, futures contracts or other derivative products for the purpose of speculating on price changes.

     While EOTT engages in several types of purchases, sales and exchanges of crude oil, most transactions entered into by EOTT are at market responsive prices for a term or duration of 90 days or less, with a large number of EOTT's transactions done on a 30-day evergreen basis. These purchases are automatically renewable on a month-to-month basis until terminated by either party. The purchases are based on market related indices, which change frequently in response to market changes. Conducting business on this basis helps EOTT reduce the risk in its North American crude oil gathering and marketing business.

     The marketing of crude oil is complex and requires detailed current knowledge of crude oil sources and outlets and a familiarity with a number of factors including: types of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities, and timing and costs (including storage) involved in delivering crude oil to the appropriate customer. EOTT engages in marketing transactions that have the potential to enhance the value of the crude oil EOTT purchases.

     The purchase and resale of crude oil is a highly competitive activity with very thin and volatile profit margins. Purchasers of crude oil at the lease compete on the basis of being able to provide competitive prices and highly responsive customer service. EOTT believes its ability to offer quality service to producers is a key factor in maintaining lease purchase volumes and in obtaining new volumes. Services offered by EOTT include gathering capabilities, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes delivered, avoidance of spills, and certain accounting and administrative services. Accounting and administrative services include securing division orders (statements affirming the division of ownership in lease crude oil purchased by EOTT), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners, and calculation and payment of severance and production taxes on behalf of interest owners. In order to compete effectively, EOTT must handle title and division order issues in a professional and timely manner, thereby ensuring the prompt and correct processing or payment of crude oil production proceeds, together with the correct handling or payment and regulatory reporting of all severance and production taxes associated with such proceeds.

PIPELINE OPERATIONS

     EOTT's Pipeline Operations include approximately 5,300 miles of active intrastate and interstate regulated pipelines and in December 1998, EOTT's Pipeline Operations transported approximately 363,000 bpd through its regulated pipeline systems. Through these pipeline systems, EOTT transports crude oil for the North American Crude Oil - East of Rockies business segment, West Coast Operations business segment and other third party customers pursuant to published tariff rates regulated by the Federal Energy Regulatory Commission ("FERC") and state regulatory authorities. Accordingly, EOTT offers transportation services to any shipper of crude oil, provided that the crude oil meets the conditions and specifications contained in the applicable pipeline tariff. Pipeline Operations revenues are primarily a function of the level of crude oil transported through the pipeline, known as throughput, and the applicable pipeline tariffs. The operating income from EOTT's Pipeline Operations is generated by the difference between the published tariff and the fixed and variable costs of operating the pipelines. Approximately 78% of the Pipeline Operations' revenues in 1998 were generated from tariffs charged to EOTT's North American Crude Oil - East of Rockies business segment.

WEST COAST OPERATIONS

     EOTT conducts three distinct business activities in the petroleum market on the West Coast: crude oil gathering and marketing, natural gas liquids ("NGLs") marketing, and refined petroleum products marketing.

     EOTT's activity in crude oil gathering and marketing represents the bulk of the net income generated from the West Coast Operations. EOTT's margins for its West Coast crude oil business are primarily tied to EOTT's ability to upgrade heavy sour crude oil into a medium gravity, Alaskan North Slope ("ANS") type of crude oil, called Line 63 Blended Crude. To accomplish this, EOTT gathers crude oil by truck and pipeline and delivers it to proprietary blend stations strategically placed along an EOTT owned gathering system. EOTT's strategy is to maintain an optimum supply of blended crude oil necessary to meet its sales commitments to Los Angeles Basin refiners. Approximately 40,000 bpd of Line 63 Blended Crude is shipped by EOTT to Los Angeles Basin refineries.

     The acquisition of assets from Koch added approximately 15,000 bpd to the West Coast crude oil volumes gathered by EOTT from the lease and these leases are pipeline connected to blending facilities obtained from Koch. The major portion of these newly acquired crude oil lease barrels is light crude. This light crude, together with other components, results in up to 20,000 bpd of Line 63 Blended Crude. The crude oil assets acquired by EOTT from Koch on the West Coast included three blend stations or tank farms; nine trucks; approximately 300 miles of active pipeline connected to predominately light crude oil fields; and direct connections to Arco's Line 63 Pipeline and the All American Pipeline.

     Strategies to use these assets include expanding throughput with majors, refiners and crude oil producers. Additionally, these gathering assets will permit EOTT to move crude oil north or south for delivery to the majors at the most competitive economics.

     The acquisition of assets from Koch greatly expanded EOTT's existing NGL marketing business on the West Coast. Assets acquired by EOTT from Koch for the NGL business primarily included a gas processing plant referred to as Plant 8, with 20 million cubic feet per day of gas processing capacity and a fractionation plant with 8,000 bpd of fractionation capacity and 5 million gallons of refrigerated propane storage along with related distribution facilities. EOTT's NGL strategy is to increase throughput for the gas and fractionation plants as margins associated with these assets are primarily generated by processing throughput for others for a fee.

     In addition, the West Coast Operations include a refined petroleum products marketing business. This business specializes mostly in marketing distillate and gasoline, including at terminals located between Seattle and San Diego.

RISK MANAGEMENT SERVICES / DERIVATIVES

     Sophisticated price risk management strategies, including those involving price hedges using NYMEX futures contracts, are becoming increasingly important in creating and maintaining intermediary margins. Such hedging techniques require significant resources dedicated to the management of futures positions - a capability that many smaller purchasers do not have. EOTT's risk management personnel coordinate all of EOTT's NYMEX trading activities and other hedging techniques to ensure that EOTT's hedging activities are meeting EOTT's objectives. At the same time, this enables EOTT to net positions internally and reduces overall volumes and associated commissions. The consolidation of price risk management activities not only allows for more efficient hedging and futures trading, but also provides marketers of physical volumes the freedom to focus on their markets.

CREDIT

     Credit review and analysis are integral to EOTT's overall business. When EOTT purchases crude oil at the lease, EOTT often makes payment for all or substantially all of the crude oil production to one party (usually the operator of the lease). The operator, in turn, is responsible for the correct payment and distribution of such crude oil production proceeds to all parties who own an interest in such funds. In these situations, EOTT must make sure that the operator is creditworthy and able to indemnify and defend EOTT in the event any third party should bring a protest, action or complaint in connection with the ultimate distribution of crude oil production proceeds by the operator. In addition, when EOTT markets crude oil, natural gas liquids or other petroleum products, EOTT must determine the amount, if any, of the line of credit to be extended to any given customer. Since typical EOTT sales transactions can involve several thousand barrels of crude oil or product, the risk of non-payment and non-performance by customers is a major consideration in EOTT's business. Likewise, EOTT's credit standing is a major consideration for parties with whom EOTT does business. At times, EOTT may furnish and receive letters of credit to and from its business counterparties. The cost of furnishing letters of credit and/or guarantees can be substantial. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Working Capital and Credit Resources."

COMPETITION

     In the various business and marketing activities described above, EOTT is in competition with major oil companies and a larger number of smaller entities. The number and location of EOTT's pipeline systems and trucking facilities give EOTT access to a substantial volume of domestic crude oil production throughout the crude oil producing areas of the United States. EOTT also has considerable flexibility in disposing of the volumes of crude oil that it purchases, without dependence on any single customer or transportation or storage facility. EOTT's principal competitors in the purchase of leasehold crude oil production are Scurlock Permian

Oil Corporation, Equiva (formerly Texaco Trading & Transportation Co., Inc.), Amoco Oil Company (and related affiliates), Sun Refining & Marketing, and TEPPCO (formerly part of Duke Energy). Competitive factors include price, quality of service, transportation facilities, financial strength, and knowledge of products and markets.

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

ENVIRONMENTAL MATTERS

     EOTT is subject to federal, state and local laws and regulations relating to the protection of the environment. At the federal level, such laws include, among others, the Clean Air Act, the Clean Water Act, the Oil Pollution Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the National Environmental Policy Act, as each may be amended from time to time. Compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that EOTT will not incur such costs in material amounts.

     The Clean Air Act controls, among other things, the emission of volatile organic compounds, nitrogen oxides, and all other ozone-producing compounds in order to protect national ambient air quality in accordance with standards established for ozone and other pollutants. Such emissions may occur from the handling or storage of petroleum or natural gas. The sources of emissions that are subject to control and the types of controls required are a matter of individual state air quality control implementation plans that set forth emission limitations. Both federal and state laws impose substantial civil and even criminal penalties for violation of applicable requirements. As part of the regular overall evaluation of its current operations, EOTT is updating the operating permit status of certain of its recently acquired properties. EOTT believes that its overall operations are in substantial compliance with applicable air requirements.

     The Clean Water Act, as amended by the Oil Pollution Act of 1990 ("OPA"), controls, among other things, the discharge of oil and other petroleum products into waters of the United States. The Clean Water Act provides penalties for any unauthorized discharges of pollutants (including petroleum products) into waters of the United States and imposes substantial potential liability for the costs of responding to an unauthorized discharge of pollutants, such as an oil spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or other related products in surface waters or into the ground. Federal and state permits for water discharges may be required.

     OPA also imposes a variety of requirements on "responsible parties" for oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term "responsible party" includes the owner or operator of an oil or gas facility that could be the source of an oil spill affecting jurisdictional waters of the United States. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. OPA establishes a liability limit for onshore facilities of up to $350 million while the limit for offshore facilities is all removal costs plus up to $75 million in other damages. A party cannot take advantage of liability limits, however: if the spill is caused by gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation or if a party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill response plan, and a demonstration of the operator's ability to pay for environmental cleanup and restoration costs likely to be incurred in connection with an oil spill. For onshore facilities that have the ability to affect waters of the United States, recent amendments to OPA require an operator to demonstrate $10 million in financial responsibility, and $35 million in financial responsibility for offshore facilities. On August 11, 1998, the U.S. Minerals Management Service ("MMS") promulgated a final rule implementing the financial responsibility requirements set forth under the OPA amendments. The financial responsibility may be increased to a maximum of $150 million if the MMS determines that a greater amount is justified based on specific risks posed by the operations or if the worst case oil-spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the MMS final rule. The General Partner fully anticipates that EOTT will be able to satisfy the MMS's requirements for financial responsibility under OPA, as amended, and the final rule. Failure to comply with these OPA requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal actions.

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

     The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances that have been released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the ordinary course of EOTT's operations, substances may be generated that fall within the definition of "hazardous substances." Moreover, EOTT may own or operate properties that in the past were operated by third parties whose operations were not under EOTT's control. Those properties and any wastes that may have been disposed on them may be subject to CERCLA, RCRA and analogous state laws, and EOTT potentially could be required to remediate such properties.

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

     The National Environmental Policy Act ("NEPA") may apply to certain extensions or additions to a pipeline system. Under NEPA, if any project is to be undertaken which would significantly affect the quality of the environment and require a permit or approval from a federal agency, the federal agency may require preparation of a detailed environmental impact study. The issuance by a federal agency of a permit or approval to construct or extend a pipeline system may constitute a major federal action under this Act. The effect of NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction.
Similar state laws may also be applicable.

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

Pipeline FERC Regulation

     Interstate Regulation Generally. EOTT's interstate common carrier pipeline operations are subject to rate regulation by the FERC under the provisions of the Interstate Commerce Act ("ICA"). These operations include the Hobbs pipeline in New Mexico and Texas, the crude oil system in Mississippi and Alabama ("the Mississippi-Alabama Pipeline"), the crude oil systems acquired from CITGO Pipeline Company ("CITGO Pipelines"), and portions of the crude oil systems acquired from Koch Pipeline, L.P. ("Koch Pipelines"). The ICA requires, among other things, that petroleum pipeline rates be just and reasonable and non-discriminatory. The ICA permits interested parties to challenge proposed new or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon the completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues collected during the pendency of the investigation in excess of those that would have been collected under the prior tariff. In addition, the FERC, upon complaint or on its own motion and after investigation, may order a carrier to change its rate prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

     EOTT has annually amended its tariffs on all of its regulated pipelines as provided by FERC regulations effective July 1 of 1995, 1996, 1997, and 1998. Although no assurance can be given that the tariffs charged by EOTT will ultimately be upheld if challenged, EOTT believes that the tariffs now in effect for all of its pipelines are within the maximum rates allowed under the current FERC guidelines.

     Energy Policy Act of 1992 and Subsequent Developments. In October 1992, Congress passed the Energy Policy Act of 1992, which, among other things, required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by issuing several orders, including Order No. 561. Beginning January 1, 1995, Order No. 561 enables petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline's filed rate, Order No. 561 requires the pipeline to reduce its rate to comply with the lower ceiling. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. The FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. In addition to the regulatory considerations noted above, it is expected that the Hobbs, Mississippi-Alabama, CITGO, and Koch Pipelines tariff rates will continue to be constrained by competitive and other market factors.

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

Trucking Regulation

     EOTT operates its fleet of trucks as a private carrier. Additionally, in Louisiana and California it is engaged in contract carrier hauling of crude oil and natural gas liquids for third parties, and in Oklahoma it hauls salt water and other fluids for others. Although a private carrier that transports property in interstate commerce is not required to obtain operating authority from the Surface Transportation Board, the carrier is subject to certain motor carrier safety regulations issued by the Department of Transportation. The trucking regulations extend to driver operations, keeping of log books, truck manifest preparations, safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. EOTT is also subject to Occupational Safety and Health Administration ("OSHA") regulations with respect to its trucking operations.

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

Other Regulation

     After exiting the East of Rockies refined products business, EOTT primarily markets refined gasoline at the wholesale level in 4 states. EOTT markets both reformulated and conventional gasoline in ozone nonattainment areas during control periods. EOTT is subject to extensive federal and state laws and regulations governing product specifications, transfer documentation, record keeping and sampling. Many of these laws and regulations impose significant financial penalties for non-compliance.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

     The statements in this Annual Report on Form 10-K that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussion under "Business - Environmental Matters," the discussion under "Legal Proceedings," the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000, Other Matters and Outlook." Any forward-looking statements are not guarantees of future performance, and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in integrating recently acquired assets, the Partnership's success in obtaining additional lease barrels, maintaining existing lease barrels, demand for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, industry conditions, the ability of the Partnership to avoid environmental liabilities, developments at FERC relating to pipeline tariff regulation, the successful resolution of litigation, the success of the Partnership's risk management activities and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.


ITEM 2. PROPERTIES

PIPELINE AND TRANSPORTATION ASSETS AND PROPERTIES

     At year end 1998, EOTT owned and operated 6,200 miles of active crude oil gathering and transmission pipelines, including the assets acquired from Koch Pipeline Company, L.P. discussed below, covering fourteen states (Alabama, Arkansas, California, Louisiana, Mississippi, New Mexico, Oklahoma, Texas, Kansas, Nebraska, Colorado, Montana, North Dakota, and South Dakota), including 5,300 miles of regulated intrastate and interstate common carrier pipeline systems located in Alabama, Louisiana, Mississippi, Texas, New Mexico, Oklahoma, Kansas, Nebraska, Colorado, California, Montana, North Dakota, and South Dakota. There are approximately 9.2 million barrels of storage capacity associated with these pipelines and field tanks. EOTT has operated the pipeline systems with regular and continuous maintenance, although the pipelines from Koch were only recently acquired. Inspections and tests have been performed at prescribed intervals in an effort to ensure the integrity of the systems.

     In two separate transactions, on July 1 and December 1, 1998, the Partnership acquired approximately 4,200 miles of intrastate and interstate common carrier pipelines in Texas, Oklahoma, Kansas, Nebraska, Colorado, Louisiana, California, Montana, North Dakota, and South Dakota from Koch Pipeline Company, L.P. Storage associated with the pipeline systems totals approximately 3.5 million barrels. In addition, EOTT acquired a gas processing plant referred to as Plant 8, with 20 million cubic feet per day of gas processing capacity; a fractionation plant with 8,000 bpd of fractionation capacity; 5 million gallons of refrigerated propane storage and related distribution facilities.

     EOTT operates six active barge facilities in Louisiana, and one in Alabama. Approximately 2.2 million barrels of storage capacity are associated with these barge facilities. EOTT owns three terminal facilities for the storage and terminalling of bulk petroleum products in Ohio, which are currently held for sale, and one refined products terminal in Alabama. Approximately 431,000 barrels of storage capacity are associated with these bulk petroleum product facilities.

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

     Wyoming Refining Company Matter. EOTT had a possible loss exposure of approximately $1.47 million as a result of a dispute between Wyoming Refining Company ("WRC") and the U.S. Minerals Management Service ("MMS"). MMS was claiming that it was underpaid by WRC for certain Montana crude oil which was delivered to WRC over a several-year period prior to 1993. On December 14, 1998, EOTT received a letter from WRC stating that the MMS had withdrawn its claim and no price adjustments would be necessary.

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

     The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas. This case was filed on October 23, 1997 in Austin by the Texas Attorney General's office and involves several major and independent oil companies and marketers as defendants. EOTT was served on November 18, 1997. The petition states that the State of Texas brought this action in its sovereign capacity to collect statutory penalties recoverable under the Texas Common Purchaser Act, arising from Defendants' alleged willful breach of statutory duties owed to royalty, overriding royalty and working interest owners of crude oil sold to Defendants, as well as alleged breach of Defendants' common law and contractual duties. The Plaintiffs also allege that the Defendants have engaged in discriminatory pricing of crude oil. This case appears to be similar to the Lee County, Texas case filed by the State of Texas on November 9, 1995 and disclosed previously. EOTT and several of the defendants have engaged in settlement negotiations with the State of Texas, which, if consummated, would result in a dismissal of the claims of the State.

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

     Randolph Energy, Inc., et al. vs. Amerada Hess Corporation, et al., Civil Action No. 2:97CV273PG; In the United States District Court for the Southern District of Mississippi, Jackson Division (Mississippi Federal Anti-Trust Suit). EOTT received the summons in this matter on August 18, 1997. The case was filed on August 5, 1997 and is a class action complaint for alleged violation of the federal antitrust laws which involves several major and independent oil companies and marketers as defendants. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. The issues appear to be a duplication of the issues in the Texas Federal Anti-Trust Suit previously discussed. No money amounts were claimed, and it is not possible to determine any potential exposure until further discovery is done.

     Cameron Parish School Board, et al. vs. Texaco, Inc., et al.; Civil Action No. C-98-111; In the United States District Court for the Western District of Louisiana, Lake Charles Division (Louisiana Federal Anti-Trust Suit). This case was originally filed as a state law claim in Louisiana. When the case was removed to federal court, the anti-trust claims were added, similar to the claims made in the Texas Federal Anti-Trust Suit and the Mississippi Federal Anti-Trust Suit. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. The issues appear to be a duplication of the issues in the Texas Federal Anti-Trust Suit and the Mississippi Federal Anti-Trust Suit, both previously discussed. On October 22, 1998, the judge granted the Plaintiffs' motion to amend the petition and add additional defendants. The Partnership and the General Partner were added to the case as defendants at that time. No money amounts were claimed and it is not possible to determine any potential exposure until further discovery is done.

     The Texas Federal Anti-Trust Suit, the Mississippi Federal Anti-Trust Suit and the Louisiana Anti-Trust Suit, along with several other suits to which EOTT is not a party, were consolidated and transferred to the Southern District of Texas by Transfer Order dated January 14, 1998. The Judicial Panel on Multidistrict Litigation made this recommendation due to similarity of issues in the cases. EOTT and the General Partner, along with a number of other defendants, have entered into a class-wide settlement with the defendants which has been preliminarily approved by the Court. A final approval hearing on the class-wide settlement is scheduled for April 5, 1999.

     Mobil Oil Corporation vs. EOTT Energy Operating Limited Partnership and EOTT Energy Corporation, Cause No. CV98-04881, M-298th Judicial District Court, Dallas County, Texas (Mobil Suit). This suit was filed on June 25, 1998 against both EOTT and the General Partner. Mobil alleged that it overpaid EOTT in connection with a crude oil contract between the parties. EOTT claimed that it was entitled to offsets to the overpayment alleged by Mobil and tendered the amount EOTT believed it owed. The case was settled in November of 1998, with EOTT tendering cash and services to resolve the matter.

     Assessment for Crude Oil Production Tax from the Comptroller of Public Accounts, State of Texas. The Partnership received a letter from the Comptroller's Office dated October 9, 1998 assessing the Partnership for severance taxes the Comptroller's Office alleges are due on a difference the Comptroller's Office believes exists between the market value of crude oil and the value reported on the Partnership's crude oil tax report for the period of September 1, 1994 through December 31, 1997. The letter states that the action, based on a desk audit of the Partnership's crude oil production reports, is partly to preserve the statute of limitations where crude oil severance tax may not have been paid on the true market price of the crude oil. The letter further states that the

Comptroller's position is similar to claims made in several lawsuits, including the Texas Federal Anti-Trust Suit, in which the Partnership is a defendant. The amount of the assessment, including penalty and interest, is approximately $1.1 million. While the claim is still being reviewed, the General Partner believes the Partnership should be without liability in this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER
MATTERS.

     The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.

                                              Price Range              Cash
                                        ----------------------     -------------
                                           High          Low       Distributions
                                        ---------     --------     -------------
1998
     First Quarter....................  $  19.188     $ 17.250     $    0.475
     Second Quarter...................     18.125       14.375          0.475
     Third Quarter....................     17.000       11.250          0.475
     Fourth Quarter...................     20.000       15.500          0.475


1997
     First Quarter....................  $  22.375     $ 19.750     $    0.475
     Second Quarter...................     21.625       18.375          0.475
     Third Quarter....................     20.000       17.125          0.475
     Fourth Quarter...................     20.625       14.750          0.475

----------
     Distributions are shown in the quarter paid to Common Unitholders


     As of February 15, 1999, there were approximately 396 record holders of the Partnership's Common Units, and there were an estimated 8,700 beneficial owners of the Common Units held in a street name. There is no established public trading market for the Partnership's Subordinated Units. Generally, the Partnership will distribute 100% of its Available Cash as defined in the Partnership Agreement within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form of which is filed or has been filed previously as an exhibit hereto. Distributions of Available Cash to the Subordinated Unitholders will be subject to the prior rights of the Common and Special Unitholders to receive the Minimum Quarterly Distribution of $0.475 per Unit ("MQD") for each quarter during the Subordination Period and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     Enron has agreed that it will contribute up to $29 million to the Partnership in exchange for Additional Partnership Interests ("APIs") if necessary to support the Partnership's ability to pay the MQD on Common Units with respect to quarters ending on or prior to December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

        (In Thousands, Except Per Unit and Operating Data)


                                                                         Year Ended December 31,
                                               ---------------------------------------------------------------------------
                                                 1998 (1)         1997            1996            1995            1994
                                               -----------     -----------     -----------     -----------     -----------
                                                                                                               (Pro forma)
INCOME DATA:
Revenue ...................................    $ 5,294,697     $ 7,646,099     $ 7,469,730     $ 5,088,240     $ 5,260,204
Cost of sales .............................      5,162,092       7,533,054       7,320,203       4,996,439       5,164,447
                                               -----------     -----------     -----------     -----------     -----------
Gross margin ..............................        132,605         113,045         149,527          91,801          95,757
Operating expenses ........................        104,425          96,158         101,945          72,951          70,079
Depreciation and amortization .............         20,951          16,518          15,720          10,512          11,781
Impairment of assets ......................             --           7,961              --              --              --
                                               -----------     -----------     -----------     -----------     -----------
Operating income (loss) ...................          7,229          (7,592)         31,862           8,338          13,897
Interest and related charges ..............        (10,165)         (6,661)         (3,659)         (3,930)         (4,176)
Other income (expense), net ...............         (1,131)           (146)            606           1,312           5,158
                                               -----------     -----------     -----------     -----------     -----------
Income (loss) from
   continuing operations (2) ..............    $    (4,067)    $   (14,399)    $    28,809     $     5,720     $    14,879
                                               ===========     ===========     ===========     ===========     ===========
Basic income (loss) from
   continuing operations per Unit:
     o Common ..............................   $     (0.17)    $     (0.75)    $      1.50     $      0.33     $      0.86
                                               ===========     ===========     ===========     ===========     ===========
     o Subordinated ........................   $     (0.26)    $     (0.75)    $      1.50     $      0.33     $      0.86
                                               ===========     ===========     ===========     ===========     ===========
Diluted income (loss) from
   continuing operations per Unit .........    $     (0.21)    $     (0.75)    $      1.50     $      0.33     $      0.86
                                               ===========     ===========     ===========     ===========     ===========

Cash distributions per Common Unit ........    $      1.90     $      1.90     $      1.90     $      1.80     $      0.88
                                               ===========     ===========     ===========     ===========     ===========

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets ..............................    $   965,820     $   782,921     $ 1,026,197     $   696,127     $   708,997
Long-term liabilities .....................             --             281             931           1,546          12,922
Partners' capital (2) (3) .................         75,582          62,093         106,173          75,819         158,561
Additional Partnership Interests (4) ......         21,928          12,775           9,091           9,091              --
Capital expenditures (5) ..................        266,569          22,837           6,723          67,022          15,947
Cash distributions ........................         22,842          29,681          28,831          12,218          15,314

OPERATING DATA:
North American crude oil - East of Rockies:
   Gross margin per total barrel ..........    $      0.26     $      0.27     $      0.42     $      0.32     $      0.27
   Gross margin per lease barrel ..........    $      0.88     $      0.80     $      1.15     $      0.91     $      0.88
   Total gross margin (000) ...............    $    92,071     $    82,562     $   117,255     $    83,587     $    81,760
   Total volumes (thousand bpd) ...........          953.3           822.9           770.9           718.5           822.5
   Total lease volumes (thousand bpd) .....          285.6           282.4           278.6           250.9           255.7

                                                 Nine Months    Three Months
                                                    Ended           Ended
                                                 December 31,     March 31
                                                    1994            1994
                                                 ------------   ------------
                                                               (Predecessor)
INCOME DATA:
Revenue ...................................      $ 4,027,630     $ 1,232,576
Cost of sales .............................        3,955,030       1,209,419
                                                 -----------     -----------
Gross margin ..............................           72,600          23,157
Operating expenses ........................           50,076          19,853
Depreciation and amortization .............            8,974           2,805
Impairment of assets ......................               --              --
                                                 -----------     -----------
Operating income (loss) ...................           13,550             499
Interest and related charges ..............           (3,162)            (75)
Other income (expense), net ...............            1,331           3,827
                                                 -----------     -----------
Income (loss) from
   continuing operations (2) ..............      $    11,719     $     4,251
                                                 ===========     ===========
Basic income (loss) from
   continuing operations per Unit:
     o Common ..............................     $      0.67             N/A
                                                 ===========
     o Subordinated ........................     $      0.67             N/A
                                                 ===========
Diluted income (loss) from
   continuing operations per Unit .........      $      0.67             N/A
                                                 ===========

Cash distributions per Common Unit ........      $      0.88             N/A
                                                 ===========

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets ..............................      $   708,997             N/A
Long-term liabilities .....................           12,922             N/A
Partners' capital (2) (3) .................          158,561             N/A
Additional Partnership Interests (4) ......               --              --
Capital expenditures (5) ..................           12,358           3,589
Cash distributions ........................           15,314             N/A

OPERATING DATA:
North American Crude Oil - East of Rockies:
   Gross margin per total barrel ..........      $      0.27     $      0.25
   Gross margin per lease barrel ..........      $      0.90     $      0.82
   Total gross margin (000) ...............      $    61,778     $    19,983
   Total volumes (thousand bpd) ...........            803.0           882.2
   Total lease volumes (thousand bpd) .....            250.8           270.7

----------

(1) 1998 amounts include the acquisition of Assets from Koch on December 1, 1998. See additional discussion in Note 3 to the Consolidated Financial Statements.

(2) 1997 includes non-recurring charges of (i) $6.5 million impairment of an information system development project, (ii) $1.5 million impairment of three Ohio products terminals held for sale and (iii) $2.0 million of severance costs related to the exit of the East of Rockies refined products business and corporate realignment. See additional discussion in Notes 5 and 6 to the Consolidated Financial Statements.

(3) The decrease in Partners' capital in 1995 is due primarily to the 1995 losses incurred in connection with EOTT's decision to exit its West Coast processing and asphalt marketing business.

(4) Subsequent to year-end, Enron contributed the $21.9 million Additional Partnership Interests to the Partnership pursuant to its commitment made in connection with the Support Agreement. See additional discussion in Note 12 to the Consolidated Financial Statements.

(5) The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be $8-9 million each year. 1995 includes $52.6 million for the purchase of crude gathering and pipeline assets in Mississippi and Alabama. 1997 includes $12 million for the purchase of crude gathering and pipeline assets in Arkansas, Louisiana and Texas. 1998 includes $258.1 million for the purchase of crude oil gathering and transportation assets in multiple states. See additional discussion in Note 3 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INFORMATION REGARDING FORWARD-LOOKING INFORMATION

     The statements in this Annual Report on Form 10-K that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance, involve significant risks and uncertainties and actual results may vary materially from those in the forward-looking statements as a result of various factors. See Item
1. Business - Information Regarding Forward-Looking Information for statements regarding important factors that could cause actual results to differ materially from those in the forward-looking statements herein. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.


OVERVIEW

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and other petroleum products and related activities. Statement of Financial Accounting Standards No. 131, "Reporting Disaggregated Information About a Business Enterprise", requires that segment reporting for public companies be measured the same way management identifies and evaluates information internally. EOTT adopted this standard for year end 1998 reporting and restated all prior year information based on the following reportable business segments: North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations (see Note 19 to the Consolidated Financial Statements for certain financial information by business segment). In late 1997, EOTT exited the East of Rockies refined products business. See further discussion in the Note 5 to the Consolidated Financial Statements.

     The purchase and resale of crude oil is a highly competitive activity with very thin and volatile profit margins. EOTT's operating results are sensitive to a number of factors including: grades or types of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities, and timing and costs (including storage) involved in delivering crude oil to the appropriate customer. EOTT purchases crude oil lease barrels at prevailing market prices. Generally, as EOTT purchases lease barrels, it simultaneously enters into a corresponding sale transaction to secure a profit, thereby minimizing or eliminating exposure to price fluctuations. In addition, EOTT's marketing strategies also provide the potential to enhance the value of the crude oil that EOTT purchases.


RECENT DEVELOPMENTS

     On December 1, 1998, the Partnership purchased certain crude oil gathering and transportation assets in key oil producing regions from Koch. The transaction almost tripled EOTT's pipeline mileage, almost doubled crude oil lease barrels under contract and should strengthen profitability and cash flow. The acquisition included approximately 3,900 miles of crude oil pipelines, crude oil transport trucks, meter stations, vehicles, storage tanks and contracts for approximately 180,000 lease barrels of crude oil per day from production in 11 central and western states including Texas, Oklahoma, Kansas and California (the "Assets").

     The total purchase price was approximately $235.6 million and included consideration given to Koch of $184.5 million in cash, 2,000,000 Common Units and 2,000,000 Subordinated Units. EOTT financed the cash portion of the purchase price through borrowings from Enron Corp. ("Enron"), the parent of EOTT Energy Corp., the general partner of the Partnership, consisting of a $42 million bridge loan due December 31, 1999, $135.7 million of term debt, due December 31, 1999, and $6.8 million from the Partnership's existing credit facility with Enron. EOTT also increased its existing credit facility with Enron to $1 billion in order to provide increased credit support for the Partnership because of its increased size following the Koch acquisition.

     The Assets acquired from Koch, which complement EOTT's core crude oil gathering and transportation business, should result in substantial economies of scale and should strengthen EOTT's ability to serve customers throughout North America. This substantial acquisition should enhance EOTT's ability to fund Common Unit distributions from cash flow.

     Pursuant to a Support Agreement dated September 21, 1998, (a) Enron agreed to make loans to the Partnership to fund the cash portion of the consideration to be paid to Koch for the Assets at closing and to refinance indebtedness incurred in a prior acquisition of assets from Koch on July 1, 1998, (b) Enron agreed to increase and extend the Partnership's credit facility with Enron to $1 billion through December 31, 2001, (c) the Partnership agreed to issue 1,150,000 Special Units to Enron, (d) Enron agreed to contribute $21.9 million in Additional Partnership Interests ("APIs") to the Partnership on the earlier of the date certain proposals, discussed further below, are approved by the Unitholders at a special meeting of Unitholders or May 17, 1999, (e) Enron agreed that if certain proposals were approved by the Unitholders it would extend its cash distribution support through the fourth quarter of 2001, and (f) the Partnership agreed that, if any additional APIs were issued prior to approval of certain proposals by the Unitholders, it would issue additional Common Units at $19.00 per share in exchange for such additional APIs.

     On February 12, 1999, the Partnership obtained approval of proposals presented at a Special Meeting of Unitholders. Approval of these proposals, among other things, (a) authorized the Partnership to issue an additional 10 million Common Units to raise cash to reduce indebtedness, for acquisitions and other Partnership purposes, (b) changed the terms of the Special Units so that they became convertible into Common Units and (c) resulted in an increase in Enron's cash distribution support to $29 million and an extension of that support through the fourth quarter of 2001. As a result of the approval of the proposals, Enron contributed the $21.9 million in APIs outstanding pursuant to its commitment made in connection with the Support Agreement discussed in Note 12 to the Consolidated Financial Statements.

     The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for the twelve months ended December 31, 1998, 1997, and 1996 and the financial condition at December 31, 1998 and 1997 reflect the activities of EOTT Energy Partners, L.P. and its subsidiary partnerships (the "Partnership"). Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated limited partnerships.


RESULTS OF OPERATIONS

    EOTT reported a net loss of $4.1 million or $0.21 per diluted Unit for 1998, a net loss of $14.4 million or $0.75 per diluted Unit for 1997, and net income of $28.8 million or $1.50 per diluted Unit for 1996. EOTT reported a net loss of $4.4 million or $0.23 per diluted Unit in 1997 excluding non-recurring charges of $10.0 million or $0.52 per diluted Unit, which consisted primarily of a $6.5 million impairment of an information systems development project, a $1.5 million impairment of three Ohio products terminals held for sale and a $2 million severance charge associated with the realignment initiatives discussed further in the Notes to the Consolidated Financial Statements.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                    Year Ended December 31,
                                             ----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
Revenues:
     N. A. Crude Oil - East of Rockies ...   $4,637.8     $6,072.6     $6,029.0
     Pipeline Operations .................       31.5         19.4         14.3
     West Coast Operations ...............      590.1        811.2        770.9
     Corporate and Other  (1) ............      110.7        760.2        668.6
     Intersegment eliminations ...........      (75.4)       (17.3)       (13.1)
                                             --------     --------     --------
       Total .............................   $5,294.7     $7,646.1     $7,469.7
                                             ========     ========     ========

Gross margin:
     N. A. Crude Oil - East of Rockies ...   $   92.0     $   82.6     $  117.2
     Pipeline Operations .................       30.9         19.5         13.9
     West Coast Operations ...............        9.7          9.3         15.5
     Corporate and Other  (1) ............         --          1.6          2.9
                                             --------     --------     --------
       Total .............................   $  132.6     $  113.0     $  149.5
                                             ========     ========     ========

Operating Income (Loss):
     N. A. Crude Oil - East of Rockies ...   $   28.0     $   19.5     $   47.1
     Pipeline Operations .................        4.3          1.8          1.8
     West Coast Operations ...............        0.2          0.1          6.8
     Corporate and Other  (1) ............      (25.3)       (29.0)       (23.8)
                                             --------     --------     --------
       Total .............................   $    7.2     $   (7.6)    $   31.9
                                             ========     ========     ========

     (1) Includes East of Rockies refined products business which was exited in 1997.


     The North American Crude Oil - East of Rockies business segment and West Coast Operations business segment are characterized by generally very thin and volatile profit margins on purchase and sale transactions, and the absolute price levels for crude oil and other petroleum products do not necessarily bear a direct relationship to margins per barrel, although such price levels significantly impact revenues and cost of sales. Gross margin is the difference between the sales price of crude oil or other petroleum products and the cost of crude oil and products purchased, including costs paid to third parties for transportation and handling charges. As a result, period-to-period variations in revenues and cost of sales are not meaningful, and therefore are not discussed for the North American Crude Oil - East of Rockies and West Coast Operations business segments. Pipeline Operations revenues are primarily a function of the level of crude oil transported through the pipeline, known as throughput, and the applicable pipeline tariffs.

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1997

     North American Crude Oil - East of Rockies. Operating income for the North American Crude Oil - East of Rockies segment was $28.0 million in 1998 compared to $19.5 million in 1997. Gross margin increased $9.4 million to $92.0 million due primarily to renegotiations of uneconomic lease contracts during 1997 and improved crude grade and basis differentials in 1998. East of Rockies crude oil lease purchases were up slightly from an annual average of 282,400 bpd for 1997 to an annual average of 285,600 bpd in 1998. Operating expenses of $64.0 million for 1998 were $0.9 million higher than 1997 due primarily to increased depreciation and amortization related to the acquisitions of assets from Koch partially offset by a reduction in employee related costs.

     Pipeline Operations. Pipeline Operations had operating income of $4.3 million in 1998 compared to $1.8 million in 1997. Revenues increased $12.1 million to $31.5 million due primarily to increased activity related to the acquisition of pipelines from Koch. Pipeline delivered volumes were 185,300 bpd in 1998 compared to 142,000 bpd in 1997. Operating expenses of $26.6 million in 1998 were $8.9 million higher than 1997 due primarily to increased benefits and employee related costs, increased operating costs and incremental depreciation and amortization associated with the acquisition of pipelines from Koch.

     West Coast Operations. West Coast Operations had operating income of $0.2 million in 1998 compared to $0.1 million in 1997. Gross margin increased $0.4 million to $9.7 million due primarily to the acquisition of crude oil gathering and natural gas liquid assets from Koch partially offset by a lower of cost or market adjustment of certain propane inventories. Operating expenses of $9.5 million in 1998 were $0.3 million higher than 1997 due primarily to higher benefits and other employee related costs partially offset by reduced operating costs.

     Corporate and Other. Corporate and other costs of $25.3 million for 1998 were $3.7 million lower compared to 1997 due primarily to a non-recurring $6.5 million non-cash impairment associated with the termination of an information system development project and $1.5 million impairment of three Ohio products terminals held for sale due to the exit of the East of Rockies refined products business in 1997 partially offset by increased legal expenses, system operating costs, casualty and liability insurance costs, a non-recurring write-off of certain information system development costs and severance payments made to a former officer of the General Partner. Interest and related charges for 1998 were $10.2 million compared to $6.7 million in 1997. The increase is due primarily to higher average short-term debt required to meet working capital needs, primarily related to higher average crude inventories during 1998 and debt used to finance the acquisition of assets from Koch in the third and fourth quarters of 1998. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency; gains (losses) on the sale of property, plant and equipment; and litigation settlements decreased $1.0 million to a loss of $1.8 million in 1998 due to an increase in litigation settlements in 1998.

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1996.

     North American Crude Oil - East of Rockies. Operating income for the North American Crude Oil - East of Rockies segment was $19.5 million in 1997 compared to $47.1 million in 1996. Gross margin decreased $34.6 million to $82.6 million due primarily to the deterioration in grade and basis differentials in 1997 and 1996 had unusually favorable crude oil market conditions. East of Rockies crude lease purchases were up slightly from an annual average of 278,600 bpd for 1996 to an annual average of 282,400 bpd in 1997. Operating expenses of $63.1 million for 1997 were $7.0 million lower than 1996 due to lower benefits and other employee related costs, partially offset by severance costs associated with the realignment initiatives discussed in the Notes to Consolidated Financial Statements.

     Pipeline Operations. Pipeline Operations had operating income of $1.8 million in 1997 and in 1996. Revenues increased $5.1 million to $19.4 million due primarily to increased activity related to the acquisition of pipeline and related assets from CITGO Pipeline Company. Pipeline delivered volumes were 142,000 bpd in 1997 compared to 103,800 bpd in 1996. Operating expenses of $17.7 million in 1997 were $5.6 million higher than 1996 due primarily to increased operating costs and incremental depreciation and amortization associated with the acquisition of pipeline and related assets from CITGO Pipeline Company.

     West Coast Operations. West Coast Operations had operating income of $0.1 million in 1997 compared to $6.8 million in 1996. Gross margin decreased $6.2 million to $9.3 million due primarily to unusually favorable market conditions in 1996. Operating expenses of $9.2 million in 1997 were $0.5 million higher than 1996 due primarily to higher operating costs partially offset by lower benefits and other employee related costs.

     Corporate and Other. Corporate and other costs of $29.0 million for 1997 were $5.2 million higher compared to 1996 due primarily to a $6.5 million non-cash impairment associated with the termination of an information system development project and a $1.5 million impairment of three Ohio terminals held for sale due to the exit of the East of Rockies refined products business in 1997 partially offset by lower benefits and other employee related costs, lower liability and casualty insurance costs, lower systems operating costs and severance charges associated with the realignment initiatives and the exiting of the East of Rockies refined products business discussed further in the Notes to the Consolidated Financial Statements. Interest and related charges for 1997 were $6.7 million compared to $3.7 million in 1996. The increase is due primarily to higher average short-term debt required to meet working capital needs, primarily related to higher crude inventories and debt used to finance the acquisition of crude oil pipeline assets from CITGO Pipeline Company in the first quarter of 1997. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency; gains (losses) on the sale of property, plant and equipment; and litigation settlements decreased $0.9 million to a loss of $0.8 million in 1997 due primarily to losses on foreign currency transactions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $18.6 million in 1998 compared to net cash from operating activities being at breakeven in 1997. The increase in operating cash flow is primarily due to an increase in gross margin resulting from improved crude oil grade and basis differentials and the renegotiation of uneconomic lease contracts during 1997 in the North American Crude Oil - East of Rockies crude oil gathering business.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $224.7 million in 1998 compared to $21.5 million in 1997, primarily due to the asset acquisitions from Koch. Cash additions to property, plant, and equipment of $232.9 million in 1998 primarily include $224.4 million representing cash consideration for the asset acquisitions from Koch, $2.7 million for pipeline connections and improvements, and $2.4 million for computer hardware.

     The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be approximately $8 - $9 million each year. The level of capital expenditures by the Partnership will vary depending upon prevailing energy markets, general economic conditions and the current regulatory environment.

     The Partnership generally expects to fund short-term liquidity as well as sustaining capital expenditures primarily from operating activities in addition to lines of credit provided by Enron, more fully described in Note 7 to the Consolidated Financial Statements. The Partnership may also issue additional limited partner interests, the proceeds from which could be used to reduce indebtedness, provide additional funds for acquisitions or other Partnership needs.

Cash Flows From Financing Activities

     Net cash provided by financing activities totaled $205.4 million in 1998 compared to $20.0 million in 1997. The 1998 amount primarily represents short-term borrowings to fund working capital needs and borrowings from Enron to finance the asset acquisitions from Koch, reduced by distributions paid to Unitholders of record for the period October 1, 1997 through September 30, 1998.

     During the first half of 1996, EOTT issued approximately 1.8 million Common Units in exchange for $29.8 million in a private placement with Enron and received $24.2 million for a promissory note issued to Enron. On July 16, 1996, Enron and EOTT exchanged the Common Units for Special Units, more fully described in Note 12 to the Consolidated Financial Statements.

     Cash distributions paid to Unitholders were $22.8 million and $29.7 million for 1998 and 1997, respectively. In 1995, the Partnership issued Additional Partnership Interests ("APIs") to Enron in exchange for $9.1 million in support of the distributions paid to the General Partner and Common Unitholders during the second and third quarters of 1995. Due to the losses incurred during 1997, the third quarter distribution to all Common and Special Unitholders was paid utilizing $2.0 million from the Partnership's Available Cash and the Partnership issued APIs in exchange for $3.7 million in cash support from Enron. The 1997 fourth quarter distribution was paid in February 1998 using $1.9 million of Available Cash from the Partnership and the issuance of APIs in exchange for $3.8 million in cash support from Enron. The 1998 first and second quarter distributions were paid using $6.1 million of Available Cash from the Partnership and the issuance of APIs in exchange for $5.3 million in cash support from Enron. Pursuant to the Support Agreement as discussed in Note 12 to the Consolidated Financial Statements, all outstanding APIs were contributed to the Partnership in February 1999.

Acquisition of Assets

     On February 1, 1997, the Partnership acquired over 400 miles of intrastate and interstate common carrier pipelines in Louisiana and Texas from CITGO Pipeline Company. Shipped volumes associated with these assets amount to approximately 48,000 bpd from leases in certain regions of Arkansas, Louisiana and Texas. Storage associated with the pipeline systems totals approximately 0.5 million barrels. The purchase price was approximately $12 million and was financed with a note payable from Enron.

     On July 1, 1998, the Partnership acquired crude oil gathering and transportation assets in West Texas and New Mexico from Koch. The asset purchase included approximately 300 miles of common carrier pipelines, associated storage facilities for approximately 500,000 barrels and lease purchase contracts for up to 40,000 lease barrels of crude oil per day. The purchase price was approximately $28.5 million and was financed with short-term borrowings from Enron.

     As previously discussed in "Recent Developments," on December 1, 1998, the Partnership acquired certain additional crude oil gathering and transportation assets in key oil producing regions from Koch.

Working Capital and Credit Resources

     In 1995, Enron Corp. agreed to provide credit support (the "Credit Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the credit support was $600 million, as amended December 19, 1996, had a maturity of March 31, 1999 and was replaced with a new facility on December 1, 1998 as discussed below. As amended, the agreement contained sublimits on the availability of the Credit Facility of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees were based on actual charges by the banks which range from
 .20% - .375% per annum. Interest on outstanding loans was charged at the London Interbank Offering Rate ("LIBOR") plus 25 basis points per annum. At December 31, 1997, EOTT had a note payable of $39.3 million with Enron under a financing arrangement for acquisitions and other capital projects (the "Note Payable"). This financing was provided at a rate of LIBOR plus 30 basis points per annum. The maturity date of the Note Payable was March 31, 1999 and was redeemed and reissued under the term loan discussed below.

     On December 1, 1998, Enron increased its existing credit facility with the Partnership to provide additional credit support (the "Enron Facility") in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron Facility is $1.0 billion and contains sublimits on the availability of the Enron Facility of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% -
 .375% per annum. Interest on outstanding loans is charged at LIBOR plus 250 basis points per annum.

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

     At December 31, 1998, EOTT had $175 million of debt (the "Term Loan") outstanding with Enron under a financing arrangement to fund a portion of the cash consideration paid to Koch for the assets purchased in 1998 and to refinance indebtedness incurred in prior acquisitions. The Term Loan matures on December 31, 1999. The interest rate on the Term Loan is LIBOR plus 300 basis points.

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

     In addition, at December 31, 1998, EOTT had $42.0 million of debt outstanding with Enron under a $100 million bridge loan (the "Bridge Loan") to finance a portion of the cash consideration for the acquisition of assets from Koch. The interest rate on the Bridge Loan is initially LIBOR plus 400 basis points. At the end of each three-month period, the spread on the Bridge Loan will increase by 25 basis points. The Bridge Loan is unsecured and matures on December 31, 1999.

     As discussed above, the interim Bridge Loan ($42 million) and Term Loan ($175 million) provided by Enron are due December 31, 1999. The General Partner intends to refinance the Bridge Loan and Term Loan on a long-term basis before maturity. The General Partner anticipates that the debt will be refinanced using a combination of financing alternatives including (a) third party bank debt,
(b) private placement of debt, (c) an offering of high yield debt and/or (d) an equity offering utilizing some portion of the additional 10 million Common Units which were authorized to be issued subsequent to year end (See Note 20).

      At December 31, 1998, EOTT had $44.4 million in letters of credit and $28.3 million in loans outstanding under the Enron Facility at an average annual interest rate of approximately 6.1%. The amount outstanding at December 31, 1998 under the Term Loan was $175.0 million with an average annual interest rate of 8.5% and under the Bridge Loan was $42.0 million with an average annual interest rate of 9.5%. The actual interest rate may vary based on the length of the borrowings. In addition, guarantees outstanding totaled $366.4 million of which $290.9 million were used.

     At December 31, 1997, EOTT had $92.5 million in letters of credit and $70.0 million in loans outstanding under the Credit Facility at an average annual interest rate of approximately 5.8%. The amount outstanding under the Note Payable at December 31, 1997 was $39.3 million with an average annual interest rate of 6.0%. The actual interest rate may vary based on the length of the borrowings. In addition, guarantees outstanding totaled $402.5 million of which $292.3 million were used.

     At December 31, 1997, EOTT was in technical violation of the negative covenants relating to the Tangible Net Worth, Leverage Ratio and Working Capital Ratio in the Credit Facility and Note Payable due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. EOTT received a waiver for these violations from Enron.

     The General Partner believes that the Enron Facility, Bridge Loan, Term Loan and subsequent refinancing discussed previously will be sufficient to support the Partnership's crude oil purchasing activities and working capital and liquidity requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

     The Partnership's ability to obtain letters of credit to support its purchases of crude oil or other petroleum products is fundamental to the Partnership's gathering and marketing activities. Additionally, EOTT has a significant need for working capital due to the large dollar volume of marketing transactions in which it engages. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or increase the cost of obtaining them. This could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash as defined in EOTT's Partnership Agreement and amendments thereto.

     Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form of which is filed or has been previously filed as an exhibit to this Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common and Special Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     MQD is $0.475 per Unit. As discussed in Note 20 to the Consolidated Financial Statements, Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million in exchange for APIs. See further discussion in Note 12 to the Consolidated Financial Statements regarding the contribution of $21.9 million in APIs subsequent to year-end.

     Any APIs purchased by Enron are not entitled to cash distributions or voting rights. Originally, the APIs were required to be redeemed if and to the extent that Available Cash for any quarter exceeded an amount necessary to distribute the MQD on all Common and Subordinated Units and to eliminate arrearages, if any, in the MQD on Common Units for prior periods. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled to and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. The February 1997 amendments to the Partnership Agreement also provided that after the end of the Subordination Period a holder of Subordinated Units may convert such Units into Common Units either in whole or in part from time to time. The amendments also provided that any unconverted Units will be renamed "Class B Units" after the end of the

Subordination Period. Prior to the amendments, the Partnership Agreement provided that conversion would occur only on an all or none basis. See Part II,
Item 5, "Market for Registrant's Common Units and Related Security Holder Matters."

     The Partnership Agreement authorizes EOTT to cause the Partnership to issue additional limited partner interests, the proceeds from which could be used to reduce indebtedness, provide additional funds for acquisitions or other Partnership needs.

     At December 31, 1998, EOTT has outstanding forward commodity repurchase agreements of approximately $83.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 20, 1999 for approximately $83.4 million.

Summarized Financial Information of the General Partner

     EOTT Energy Corp., an indirect wholly owned subsidiary of Enron Corp., serves as the General Partner of the Partnership. Summary financial information for 1998 and 1997 is shown below, in thousands:

                                             Year Ended December 31,
                                               1998           1997
                                             --------      ---------
Balance Sheet Data (at end of period)
     Total assets ......................     $ 43,099      $ 47,181
     Total liabilities .................     $  1,212      $  1,290
     Shareholder's equity ..............     $ 41,887      $ 45,891

Income Statement Data:
     Net income (loss) .................     $ (4,005)     $    138

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

     Implementation of the Plan is directly supervised by the General Partner's Chief Information Officer, who is the Year 2000 Project Director. The Project Director coordinates the implementation of the Plan with the assistance of an Oversight Committee, consisting of selected employees of the General Partner and one member of its Board of Directors. The Partnership also has engaged (or will engage, as appropriate) certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

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

     As of February 1999, the Partnership is at various stages in implementation of the Plan as shown in the following tables. The Plan includes verification and validation of certain of the Partnership's mission-critical facilities and functions by independent consultants. These consultants will participate to varying degrees in many or all of the stages, including the inventory, assessment, and testing phases. The Partnership will continue closely to monitor work under the Plan and will revise estimated completion dates for the initial iteration of each listed process according to experience. The Koch acquisition in December of 1998 has caused some of the dates set forth below to be adjusted. All dates are only relevant for the initial iteration of the applicable stage of the Plan. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed.

                      -----------------------------------------------------------------------------------------------
                                                       Year 2000 Project Readiness

                      -----------------------------------------------------------------------------------------------
                      Inventory    Assessment    Analysis     Conversion    Testing    Y2K-Ready     Contingency Plan
                      ---------    ----------    --------     ----------    -------    ---------     ----------------
Mission-Critical          C            IP           IP            IP          IP           IP               IP
Internal Items
                      ---------    ----------    --------     ----------    -------    ---------     ----------------
Mission-Critical          C            IP           IP            IP          IP           IP               TBI
Outside Entities
                      ---------    ----------    --------     ----------    -------    ---------     ----------------

Legend:  C = Complete       IP = In Process        TBI = To Be Initiated

                      ---------------------------------------------------------------------------------------
                                           Year 2000 Project Estimated Completion Dates

                      ---------------------------------------------------------------------------------------
                      Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready   Contingency Plan
                      ---------   ----------   --------   ----------   -------   ---------   ----------------
Mission-Critical        7/98         4/99        5/99        6/99       7/99        8/99           10/99
Internal Items
                      ---------   ----------   --------   ----------   -------   ---------   ----------------
Mission-Critical        7/98         5/99        6/99        8/99       9/99       10/99           10/99
Outside Entities
                      ---------   ----------   --------   ----------   -------   ---------   ----------------

Costs to Address Year 2000 Issues

     Preliminary estimates of the total Year 2000 costs, which will be expensed as incurred, range from $2 million to $3 million. However, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000 related failures that occur despite the Partnership's implementation of the Plan. These projects, which began in 1997, will continue through 1999. Although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the "Summary" section, below, that the actual costs of implementing the Plan will not differ materially from the estimated costs or that the Partnership will not be materially adversely affected by Year 2000 issues.

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

     These contingency plans include, where appropriate, the creation of teams that will be standing by on the eve of the new millennium, prepared to respond rapidly and otherwise as necessary to mission-critical Year 2000-related problems as soon as they become known. The composition of teams that are assigned to deal with Year 2000 problems will vary according to the nature, mission-criticality, and location of the problem.

Summary

     The Partnership has a Plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission-critical systems that it controls. From a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect the Partnership, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications, and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission-critical software (computer code) internal to the Partnership that is not Year 2000 compatible; and the unavailability of certain necessary internal or external resources, including but not limited to trained technicians and other personnel to perform adequate remediation, verification, and testing of mission-critical Partnership systems or Outside Systems. There can be no assurance, for example, that all of the Partnership's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the Partnership's business. If, despite the Partnership's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000-related failures that create substantial disruptions to the Partnership's business, the adverse impact on the Partnership's business could be material. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems, and similar events. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Partnership's implementation of the Plan.

OTHER MATTERS

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income" requires the presentation of comprehensive income which is traditional net income (loss) adjusted for certain items that previously were only reflected as direct charges or credits to equity. EOTT adopted SFAS No. 130 in the first quarter of 1998. For the years ended December 31, 1998, 1997 and 1996 traditional net income (loss) and comprehensive net income (loss) are the same.

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires that segment reporting for public companies be measured the same way management identifies and evaluates information internally. EOTT adopted SFAS No. 131 for year end 1998 reporting and restated prior year information based on the following reportable business segments - North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations. See
Note 19 to the Consolidated Financial Statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. The statement requires companies to capitalize certain costs that are incurred in developing or designing computer software. This statement is effective for financial statements beginning after December 15, 1998. The impact of this new standard will not have a significant effect on EOTT's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The standard cannot be applied retroactively but early adoption is permitted. EOTT has not yet determined the impact of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.

     In December 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The consensus requires the effect of initial application of Issue 98-10 to be recorded as a cumulative effect of a change in accounting principle effective January 1, 1999, for calendar year companies. Management has determined that the cumulative effect of the adoption of the new accounting standard will be an increase in net income which will not be in excess of $2.0 million.

OUTLOOK

     Management expects onshore North American crude oil production to continue to decline annually. EOTT plans to continue aggressively pursuing strategies that management anticipates would result in increased market share of domestic lease barrel production. By offering an attractive combination of integrated producer support, such as field level service and division order services, EOTT plans to increase its producer base by maintaining its reputation for high-quality, responsive customer service. By leveraging and enhancing its multi-region presence, EOTT plans to increase marketing and trading opportunities both domestically and in Canada.

     EOTT engages and will continue to engage in futures and over-the-counter transactions principally for the purpose of hedging or enhancing the value of the Partnership's physical business. Management believes that the hedging program is effective and does not have a material adverse impact on the Partnership's results of operations.

     The asset acquisitions from Koch are a major step forward for EOTT. The new assets, which complement EOTT's core crude oil business, should result in substantial economies of scale and should strengthen EOTT's ability to serve customers throughout North America. In addition, these acquisitions should enhance EOTT's ability to fund Common Unit distributions from cash flows.

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

     Historically, this business has been very competitive with thin and volatile profit margins. Due to the volatility of crude oil prices and the decline in crude oil production, crude oil gathering margins continue to suffer industry wide. Although there was improvement in crude margins in 1998, margins have not returned to historical levels. The volatility of the market and the amount of crude oil produced cannot be projected with any level of certainty. The Partnership intends to continue to pay MQDs to all its Common and Special Unitholders; however, due to the volatility of the market and the decline in crude oil being produced which affects operating results, it is possible that distribution support from Enron may be needed to pay MQDs for the first quarter of 1999 and for other quarters in the future. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs and has increased its cash distribution support to $29 million and extended it through the fourth quarter of 2001, which will further assure Common and Special Unitholders of continued reliable distributions.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     EOTT enters into forwards, futures and other contracts primarily for the purpose of hedging the impact of market fluctuations on assets, liabilities or other contractual commitments. The use of financial instruments may expose EOTT to market and credit risks resulting from adverse changes in commodity prices, interest rates and foreign exchange rates. The major market risks are discussed below:

     Commodity Price Risk. Commodity price risk is a consequence of gathering crude oil at the lease and marketing the crude oil to refineries or other trade partners. EOTT uses forwards, futures, swaps and options to mitigate price exposure and manages this risk on a portfolio basis.

     Interest Rate Risk. Interest rate risk is the result of having variable rate debt obligations, as changing interest rates impact the discounted value of future cash flows.

     Foreign Currency Exchange Rate Risk. Foreign currency exchange rate risk is the result of EOTT's Canadian operations. The primary purpose of EOTT's foreign currency hedging activities is to protect against the volatility associated with foreign currency purchase and sale transactions.

COMMODITY PRICE AND FOREIGN CURRENCY RISK

     EOTT has performed a value at risk analysis of virtually all of its financial assets and liabilities. Value at risk incorporates numerous variables that could impact the fair value of EOTT's investments, including commodity prices and foreign exchange rates, as well as correlation within and across these variables. EOTT's methodology includes the use of delta/gamma approximations for option positions and relies to a certain extent on historical correlations across commodity groups. EOTT estimates value at risk commodity and foreign exchange exposures using a model based on Monte Carlo simulation of delta/gamma positions which captures a significant portion of the exposure related to option positions. Both value at risk methods utilize a one-day holding period and a 95% confidence level. Cross-commodity correlations are used as appropriate.

     The use of value at risk models allows management to aggregate risks across the Partnership, compare risk on a consistent basis and identify the drivers of risk. Because of the inherent limitations to value at risk, including the use of delta/gamma approximations to value options, subjectivity in the choice of liquidation period and reliance on historical data to calibrate the models, EOTT relies on value at risk as only one component in its risk control process.

     The following table illustrates the value at risk for commodity price and foreign currency risk (in millions):

                                                         December 31, 1998
                                                         -----------------
         Commodity price...........................        $   3.8(1)
         Foreign currency exchange rate............        $    --

     (1) The above value at risk amount represents derivative commodity instruments, primarily commodity futures contracts, entered into to hedge future physical crude oil purchase commitments. These commitments to purchase physical crude oil have not been included in the above value at risk computation.

INTEREST RATE RISK

     The following table illustrates interest rate risk (in millions):

                                                 Amount of             Average
                                              Debt Outstanding      Interest Rate
                                            December 31, 1998 (1)       1999            Maturity
                                            ---------------------   -------------    --------------
       Enron Facility  (2)...............       $     28.3              7.5%          December 2001
       Bridge Loan.......................       $     42.0              9.4%          December 1999
       Term Loan.........................       $    175.0              8.0%          December 1999

     (1) Amounts approximate fair value because of their market-based interest rate.

     (2) The Enron Facility has a maturity of December 2001. However, the borrowings under the Enron Facility are for working capital and are classified as a short-term obligation. If the borrowings were held to maturity, the average interest rates would be LIBOR plus 250 basis points.

Accounting Policies

     Accounting policies for price risk management and hedging activities are described in Note 2 to the Consolidated Financial Statements.

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

                                          Years Employed
                                          by Enron or its
              Name                 Age   its Subsidiaries                Position
              ----                 ---   ----------------                --------
    Edward O. Gaylord..........    67                         Director and Chairman of the Board
    Michael D. Burke ..........    54            1            Director, Chief Executive Officer and President
    John H. Duncan ............    70                         Director
    Dee S. Osborne ............    68                         Director
    Daniel P. Whitty ..........    67                         Director
    Kenneth L. Lay ............    56           20            Director
    Stanley C. Horton..........    48           25            Director
    Mary Ellen Coombe .........    48           18            Vice President, Human Resources and Administration
    Stephen W. Duffy ..........    45           10            Vice President and General Counsel
    Douglas P. Huth ...........    52            7            Vice President, Operations
    Lori L. Maddox.............    34            2            Controller

     Edward O. Gaylord has served as a member of the Board of Directors since January 1993. Mr. Gaylord was elected Chairman of the Board of EOTT Energy Corp. in February 1993. He was elected in December 1995 as a member of the Audit Committee. Prior to joining EOTT Energy Corp., Mr. Gaylord owned and managed Gaylord & Company, a private venture capital firm, and he has owned interests in and managed various trucking, storage and manufacturing entities in his career of more than 30 years. Mr. Gaylord serves on the Board of Directors of Imperial Holly Corporation, Seneca Foods Corporation, Federal Reserve Bank of Dallas - Houston Branch, and the General Partner of Kinder Morgan Energy Partners, L.P.

     Michael D. Burke joined EOTT Energy Corp. as President and Chief Executive Officer in May 1998. He was also elected to the Board of Directors in May 1998. Prior to joining EOTT Energy Corp., Mr. Burke served as President and Chief Executive Officer of M.D. Burke & Co., a venture capital and management consulting firm. Mr. Burke was previously associated with Tesoro Petroleum Corporation as President and Chief Executive Officer from 1992 to 1995. From 1980 to 1992, Mr. Burke held a number of senior executive positions with Texas Eastern Corp., including Group Vice President - Products and President/Chief Executive Officer of TEPPCO Partners, L.P.

     John H. Duncan was elected to the EOTT Energy Corp. Board of Directors in January 1993 and appointed to the Compensation Committee in February 1993. Since 1990, Mr. Duncan's principal occupation has been investments. Mr. Duncan is also a director of Enron Corp. and Chase of Texas, N. A.

     Dee S. Osborne was elected to the EOTT Energy Corp. Board of Directors and appointed to the Audit Committee and Compensation Committee in February 1993. Mr. Osborne serves as President of Crest Investment Company, Chairman of Digital and Wireless Communications, L.L.C. and Vice Chairman of Jacintoport Terminal Company. He is a director of Seagull Energy Corporation and Trustee of Scott & White Memorial Hospital.

     Daniel P. Whitty was elected to the EOTT Energy Corp. Board of Directors in January 1993 and appointed to the Audit Committee and the Compensation Committee in February 1993. Mr. Whitty is an independent financial consultant and serves as the Chairman of the Audit Committee of Northern Border Partners, L.P. and as a director of Enron Equity Corp. He has also served as a director of Methodist Retirement Communities, Inc. and a Trustee of the Methodist Retirement Trust. Until his retirement in 1988, Mr. Whitty served 35 years with Arthur Andersen LLP and was elected to its worldwide partnership in 1962.

     Kenneth L. Lay was elected to the EOTT Energy Corp. Board of Directors in January 1993 and for over five years has served as Chairman of the Board and Chief Executive Officer of Enron Corp. Mr. Lay is also a director of Enron Corp., Trust Company of the West, Eli Lilly and Company, Compaq Computer Corporation and Enron Oil & Gas Company.

     Stanley C. Horton was elected to the EOTT Energy Corp. Board of Directors in May 1998. Mr. Horton is the Chairman and Chief Executive Officer of Enron Gas Pipeline Group and has held that position since January 1997. From February 1996 to January 1997, he was Co-Chairman and Chief Operating Officer of Enron Operations Corp. From June 1993 to February 1996, he was President and Chief Operating Officer of Enron Pipeline and Liquids Group. Mr. Horton was appointed to the Partnership Policy Committee of Northern Border Partners, L.P. in December 1998. Mr. Horton serves on the Board of Directors of the Interstate Natural Gas Association. He also serves as Second Vice Chairman and Treasurer of Gas Industry Standards Board and as Vice Chairman of Gas Research Institute.

     Mary Ellen Coombe has served as Vice President, Human Resources and Administration of EOTT Energy Corp. since December 1992.

     Stephen W. Duffy has served as Vice President and General Counsel of EOTT Energy Corp. since December 1992.

     Douglas P. Huth has served as Vice President, Operations of EOTT Energy Corp. since December 1992. Mr. Huth serves as Vice Chairman on the Board of Directors of the National Private Truck Council.

     Lori L. Maddox has served as Controller since October 1996. Prior to joining EOTT Energy Corp., Ms. Maddox was associated with Arthur Andersen LLP where she became a Senior Manager and served in the Energy Group for ten years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the General Partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during 1998, its reporting persons complied with all applicable filing requirements in a timely manner.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes certain information regarding compensation paid or accrued by EOTT during each of the last three fiscal years to the Chief Executive Officer and each of EOTT's four other most highly compensated executive officers (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                   Annual Compensation             Long-Term Compensation
                                             -----------------------------------  --------------------------
                                                                                                Securities
                                                                    Other Annual   Restricted   Underlying      All Other
                                             Salary        Bonus    Compensation  Stock Awards  Options/SARs  Compensation
Name and Principal Position         Year       ($)          ($)       ($)(1)          ($)(2)       (#'s)         ($)(3)
---------------------------         ----     --------     --------  ------------  ------------  ------------  ------------
Michael D. Burke                    1998     $212,504     $ 30,000      --              --       450,000(5)     $    800
Chief Executive Officer               --           --           --      --              --            --              --
and President                         --           --           --      --              --            --              --

Gary W. Luce (4)                    1998      232,921       30,100      --              --        15,000(5)        3,371
Executive Vice President,           1997      200,000           --      --              --        26,000           1,088
Commercial                          1996      180,250      250,000      --              --        40,000           3,023

Stephen W. Duffy                    1998      160,000       25,100      --              --            --           3,308
Vice President and                  1997      160,000           --      --              --        16,000           1,129
General Counsel                     1996      140,000      145,000      --              --            --           3,060

Douglas P. Huth                     1998      165,000       15,100      --              --            --           3,395
Vice President, Operations          1997      165,000           --      --              --        16,000           1,169
                                    1996      145,008      145,000      --              --            --           3,097

Mary Ellen Coombe                   1998      160,000       15,100      --              --            --           3,308
Vice President, Human Resources     1997      160,000           --      --              --        16,000           1,129
and Administration                  1996      140,000      146,000      --              --            --           3,060

Lori L. Maddox                      1998      146,666       10,100      --              --         3,000(5)          500
Controller/CAO                      1997      110,000           --      --              --         1,500              --
                                    1996       25,928       15,000      --              --            --             677

----------

(1) No Named Officer had "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.

(2) The Named Officers had no unreleased restricted stock holdings as of December 31, 1998.

(3) The amounts shown include the value as of year-end 1996, 1997, and 1998 of Enron Common Stock allocated during those years to employees' special subaccounts under Enron's Employee Stock Ownership Plan ("E.S.O.P"). Included in 1996 is a special profit sharing made in December of 1996. Also included is matching contributions to employee's Enron Corp. Savings Account for 1998.

(4) Mr. Luce resigned from his role as Executive Vice President effective December 15, 1998 and his employment with EOTT Energy Corp. ended February 15, 1999.

(5) The amounts shown include options granted in 1998 for Enron Corp. Common Stock and EOTT Subordinated Units as follows: Mr. Burke, 50,000 Enron options, 400,000 EOTT unit options; Mr. Luce, 15,000 Enron options; Ms. Maddox, 3,000 Enron options.

Stock Option Grants During 1998

     The following table sets forth information with respect to grants of options pursuant to the Named Officers reflected in the Summary Compensation Table and all employee optionees as a group. Unit options were granted during 1998 under the EOTT Energy Corp. Unit Option Plan. Stock options were granted during 1998 under Enron's 1994 Stock Plan ("1994 Plan"). No SAR units were granted during 1998, and none are outstanding.

                                                           INDIVIDUAL GRANTS
                                           ----------------------------------------------------
                                                        % OF TOTAL
                                           OPTIONS/     OPTIONS/SARS     EXERCISE
                                             SARS        GRANTED TO      OR BASE
                                            GRANTED     EMPLOYEES IN      PRICE      EXPIRATION
NAME                                          (2)       FISCAL YEAR       ($/SH)        DATE
----                                       --------     ------------    ---------    ----------
Michael D. Burke          EOTT             400,000        100.0%        $15.0000      5/18/08
                          Enron Corp.       50,000         0.64%        $51.3750      5/18/03

Gary W. Luce              EOTT                  --           --               --           --
                          Enron Corp.       15,000         0.19%        $50.0625       5/4/03

Stephen W. Duffy          EOTT                  --           --               --           --
                          Enron Corp.           --           --               --           --

Douglas P. Huth           EOTT                  --           --               --           --
                          Enron Corp.           --           --               --           --

Mary E. Coombe            EOTT                  --           --               --           --
                          Enron Corp.           --           --               --           --

Lori L. Maddox            EOTT                  --           --              --            --
x                         Enron Corp.        3,000         0.04%        $41.9375       2/9/03


All Employee and          EOTT             400,000          100%        $15.0000          N/A
  Director Optionees      Enron Corp.    7,854,054(4)       100%        $49.9120(5)       N/A

All Stock/Unit Holders    EOTT                  --           --               --           --
                          Enron Corp.          N/A          N/A              N/A          N/A

Optionee Gain as % of     EOTT                 N/A          N/A              N/A          N/A
  all Unit Holders Gain   Enron Corp.          N/A          N/A              N/A          N/A


                                   POTENTIAL REALIZABLE VALUE AT
                                      ASSUMED ANNUAL RATES OF
                                      STOCK PRICE APPRECIATION
                                         FOR OPTION TERM(1)
                          ----------------------------------------------
NAME                      0%(3)          5%                    10%
----                      -----   ---------------        ---------------
Michael D. Burke          $--     $     3,773,368        $     9,562,455
                          $--     $       709,699        $     1,568,248

Gary W. Luce              $--     $            --        $            --
                          $--     $       207,471        $       458,455

Stephen W. Duffy          $--     $            --        $            --
                          $--     $            --        $            --

Douglas P. Huth           $--     $            --        $            --
                          $--     $            --        $            --

Mary E. Coombe            $--     $            --        $            --
                          $--     $            --        $            --

Lori L. Maddox            $--     $            --        $            --
x                         $--     $        34,760        $        76,810


All Employee and          $--     $     3,773,368        $     9,562,455
  Director Optionees      $--     $   246,534,043(6)     $   624,765,648(6)

All Stock/Unit Holders    $--     $   226,175,302        $   573,172,917
                          $--     $10,386,143,976(6)     $26,320,527,193(6)

Optionee Gain as % of     $--     $          1.67%       $          1.67%
  all Unit Holders Gain   $--     $          2.37%       $          2.37%

----------


(1) The dollar amounts under these columns represent the potential realizable value of each grant of Enron Corp. stock options assuming that the market price of Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of Common Stock.

     The dollar amounts under these columns represent the potential realizable value of each grant of EOTT Energy Corp. unit options assuming the Subordinated Unit option converts to a Common Unit option and the market price of a Common Unit appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC. The dollar amounts shown are not intended to forecast possible future appreciation, if any, of the price of Common Units.

(2) Represents stock options awarded during 1998. Options have a five-year term, and were 25% vested on the date of grant with an additional 25% vesting each anniversary of the date of grant.

     Represents unit option grants under EOTT Energy Corp.'s Unit Option Plan. Grants are ten-year grants and become 20% vested on the first anniversary date of grant with an additional 20% vesting each anniversary of the date of grant.

(3) An appreciation in stock price, which will benefit all stockholders, is required for optionees to receive any gain. A stock price appreciation of zero percent would render the option without value to the optionees.

(4) Includes shares issued on December 31, 1998 under the All Employee Stock Option Program to employees hired during 1998.

(5) Weighted average exercise price of all Enron stock options granted to employees in 1998.

(6) Appreciation for All Employee and Director Optionees is calculated using the maximum allowable option term of ten years, even though in some cases the actual option term is less than ten years. Appreciation for all shareholders is calculated using an assumed ten-year option term, the weighted average exercise price for All Employee and Director Optionees ($49.9120) and the number of shares of Common Stock issued and outstanding on December 31.


AGGREGATED OPTIONS/SAR EXERCISES DURING 1998 AND OPTION/SAR
     VALUES AT DECEMBER 31, 1998

     The following table sets forth information with respect to the Named Officers concerning the exercise of options under EOTT Energy and Enron's option plans during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

                                                                                        Value of Unexercised
                                                             Number of Securities           In-the-Money
                                                           Underlying Unexercised         Options/SARs at
                                 Shares                        Options/SARs at           December 31, 1998
                                Acquired      Value          December 31, 1998               ($)(1)(2)
                                   on       Realized    -------------------------- --------------------------
       Name                     Exercise      ($)       Exercisable  Unexercisable Exercisable  Unexercisable
       ----                     --------    --------    -----------  ------------- -----------  -------------
M. Burke          EOTT               --     $     --           --      400,000     $     --     $300,000
                  Enron Corp.        --           --       12,500       37,500       71,094      213,282
                                                                                                --------
                  Subtotal           --           --           --           --           --     $513,282

G. Luce           EOTT               --     $     --          --       100,000     $     --     $ 75,000
                  Enron Corp.     7,000       78,750        9,750       24,250      124,125      290,813
                                                                                                --------
                  Subtotal           --           --           --           --           --     $365,813

S. Duffy          EOTT               --     $     --           --       60,000     $     --     $ 45,000
                  Enron Corp.     2,400     $ 86,550        8,000        8,000     $130,500     $130,500
                                                                                                --------
                  Subtotal           --           --           --           --           --     $175,500

D. Huth           EOTT               --     $     --           --       60,000     $     --     $ 45,000
                  Enron Corp.     2,000     $ 63,794       11,000        8,000     $246,750     $130,500
                                                                                                --------
                  Subtotal           --           --           --           --           --     $175,500

M.E. Coombe       EOTT               --     $     --           --       60,000     $     --     $ 45,000
                  Enron Corp.     1,200     $ 56,625       26,400        8,000     $911,375     $130,500
                                                                                                --------
                  Subtotal           --           --           --           --           --     $175,500

L. Maddox         EOTT               --     $     --           --           --     $     --     $     --
                  Enron Corp.        --     $     --        1,500        3,000     $ 23,579     $ 46,266
                                                                                                --------
                  Subtotal           --           --           --           --           --     $ 46,266



(1) The dollar value in this column for EOTT options was calculated by assuming the Subordinate Unit option converts to a Common Unit option and determining the difference between the fair market value of the Common Units and the exercise value of the option at the end of the fiscal year. The value of EOTT Energy Common Units at year-end 1998 was $15.75 and the Subordinated Unit grant price is $15.00.

(2) The dollar value in this column for Enron options was calculated by determining the difference between the fair market value underlying the option as of December 31, 1998 ($57.0625) and the grant price.

LONG TERM INCENTIVE PLAN AWARDS IN 1998

     In October 1997, the Board of Directors adopted the EOTT Energy Corp. Long Term Incentive Plan (Plan). The Plan is intended to provide key employees with Phantom Appreciation Rights ("PAR"), which is a right to receive cash based on the performance of the Partnership prior to the time the PAR is redeemed. The Plan has a five year term beginning January 1, 1997 and PAR awards vest in 25% increments over a four year period following the grant year. The following table provides information concerning awards of PAR's under the Plan during 1998 pursuant to the Named Officers reflected in the Summary Compensation Table.

                                                                        Future Estimated
                                           Performance                  Payments Under
                              Number        or Other                   Non-Stock Based Plans (1)
                            of Shares,    Period Until     ---------------------------------------------
                             Units or      Maturation
     Name                     Rights         Payout        Threshold $       Target $        Maximum $
     ----                   ----------    ------------     -----------       --------        -----------
   M. Burke       EOTT         90,828       5  Years        $   --           $     0         $   316,990


   G. Luce        EOTT         25,000       5  Years        $   --           $     0         $    87,250


   S. Duffy       EOTT         13,000       5  Years        $   --           $     0         $    45,370


   D. Huth        EOTT         13,000       5  Years        $   --           $     0         $    45,370


   M.E. Coombe    EOTT         13,000       5  Years        $   --           $     0         $    45,370


   L. Maddox      EOTT          8,000       5  Years        $   --           $     0         $    27,920


(1) Future estimated payments were based on a 10% targeted growth for each year of the 5-year performance period. Maximum payments were estimated at a 20% growth rate for the 5 year performance period.


ENRON BENEFIT AND COMPENSATION PLANS

     EOTT Energy Corp. employees continue benefit accrual under the Enron Corp. Cash Balance Plan. EOTT Energy Corp. employees continue to be eligible for participation in the Enron Corp. Savings Plan.

RETIREMENT PLANS AND SUPPLEMENTAL BENEFIT PLANS

     Enron maintains the Enron Corp. Cash Balance Plan ("Cash Balance Plan") which is a noncontributory defined benefit plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula, all members became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay beginning January 1, 1996. Under the Cash Balance Plan, each employee's accrued benefit will be credited with interest based on 10-year Treasury Bond yields.

     Enron also maintains a noncontributory employee stock ownership plan ("ESOP") which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan. December 31, 1993 was the final date on which ESOP allocations were made to employees' retirement accounts.

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

     The following table sets forth the estimated annual benefits payable under normal retirement at age 65, assuming current remuneration levels without any salary projection, and participation until normal retirement at age 65, with respect to the Named Officers under the provisions of the foregoing retirement plans:

                                                        Estimated           Current
                                   Current Credited  Credited Years       Compensation     Estimated Annual
                                       Years of       of Service at         Covered         Benefit Payable
                                      of Service        at Age 65           by Plans        Upon Retirement
                                   ----------------  --------------      -------------     ----------------
   M. Burke......................         0.6             10.8           $     212,505      $       19,420
   G. Luce.......................         5.1             31.1           $     232,921      $      118,190
   S. Duffy......................        11.9             31.4           $     160,000      $       66,906
   D. Huth.......................         7.4             19.4           $     165,000      $       36,889
   M.E. Coombe...................        18.3             35.2           $     160,000      $       75,176
   L. Maddox.....................         2.3             33.0           $     146,667      $       97,222

----------

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

     Severance arrangements for Mr. Luce, Mr. Duffy, Mr. Huth, and Ms. Coombe include an involuntary termination provision pursuant to which the executive officer will receive severance pay equal to up to two years base salary. An involuntary termination includes (a) termination without cause; (b) a termination within 90 days after the happening of one of the following events without the approval of the executive officer: (i) a substantial and/or material reduction in the nature or scope of the executive officer's duties and/or responsibilities, which results in the executive officer no longer having an officer status and results in an overall material and substantial reduction from the duties and stature of the officer position he presently holds, which reduction remains in place and uncorrected for 30 days following written notice of such breach to the General Partner by the executive officer,
(ii) a reduction in the executive officer's base pay or an exclusion from a benefit plan or program (except the executive officer may be subject to exclusion from a benefit plan or program as part of a general cutback for all employees or officers) or (iii) a change in the location for the primary performance of the executive officer's services under the agreement to a city which is more than 100 miles away from such location; and (c) a termination by the executive officer within one year after a change of control of the General Partner if one of the events described in (b) has occurred. The severance agreement, the confidential information and noncompete provisions will continue for one year.

Employment Agreements

     Mr. Burke entered into an Employment Agreement with EOTT Energy Corp. in May 1998. The Agreement has a term through December 31, 2001 for an annual base salary of $340,000. In addition, the Agreement provides for 90,828 units under the EOTT Energy Long Term Incentive Plan, options to purchase 400,000 Subordinated Units under the EOTT Energy Unit Option Plan and options to purchase 50,000 shares of Enron Corp. Common Stock under the Enron Corp. Stock Plan. The Agreement contains involuntary termination provisions which include severance benefits equal to one year's base pay plus a payment of a pro-rata amount of bonus opportunity for the year of termination based on the higher of the target bonus amount for the termination year or the amount of bonus paid for the preceding year payable within 30 days of termination. In addition, an amount equal to one year's base salary is payable one year following the involuntary termination date. Upon Change of Control termination prior to the expiration of term, the severance benefits include an amount equal to the sum of annualized monthly base pay plus a bonus factor multiplied by 2.99. The bonus factor shall be the greater of the target bonus for the year in which Change of Control termination occurs or the actual amount of the previous year's annual bonus. The Agreement provides for post-employment non-competition obligations for twelve months after the date of Involuntary Termination or Change of Control Termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The General Partner knows of no one who beneficially owns in excess of five percent of the Common Units of the Partnership except as set forth in the table below.

                                                          Amount and Nature
                                  Name and Address     of Beneficial Ownership      Percent
         Title of Class          of Beneficial Owner   as of February 15, 1999      of Class
     ------------------------  ---------------------   ------------------------     --------
     Common Units              Enron Corp.                      3,276,811(1)          21.88
     Subordinated Units        1400 Smith Street                7,000,000(2)          77.78
     General Partner Interest  Houston, Texas  77002                    1(2)(3)      100.00


     Common Units              Koch Pipeline Company            2,000,000             13.35
     Subordinated Units        4111 East 37th Street N.         2,000,000             22.22
                               Wichita, Kansas  67220

----------

(1) Includes Special Units converted into Common Units subsequent to December 31, 1998.

(2)  Held by the General Partner, an indirect subsidiary of Enron Corp.

(3) The reporting of the General Partner interest shall not be deemed to be a concession that such interest represents a security.

     The following table sets forth certain information as of February 15, 1999, regarding the beneficial ownership of (i) the Common Units and (ii) the common stock of Enron Corp., the parent company of the General Partner, by all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group.

                                                                 AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                          -----------------------------------------------------------
                                                           SOLE VOTING    SHARED VOTING     SOLE VOTING
                                                          AND INVESTMENT  AND INVESTMENT   LIMITED OR NO     PERCENT
      TITLE OF CLASS                  NAME                  POWER            POWER         INVESTMENT POWER  OF CLASS
-------------------------    ---------------------------  --------------  --------------   ----------------  --------
EOTT Energy Partners, L.P.   Michael D. Burke                  -             -                 -               *
Common Units                 Mary Ellen Coombe              60,000           -                 -               *
                             Stephen W. Duffy               60,000           -                 -               *
                             John H. Duncan                  8,500           -                 -               *
                             Edward O. Gaylord                 -             -                 -               *
                             Stanley C. Horton                 -             -                 -               *
                             Douglas P. Huth                60,000           -                 -               *
                             Kenneth L. Lay                  5,000           -                 -               *
                             Lori L. Maddox                    -             -                 -               *
                             Dee S. Osborne                    -             -                 -               *
                             Daniel P. Whitty                  -             -                 -               *

                             All directors and executive
                             officers as a group
                             (11 in number)                193,500           -                 -             1.59


Enron Corp.                  Michael D. Burke               17,221           -                   19            *
Common Stock                 Mary Ellen Coombe              30,858           -               13,349            *
                             Stephen W. Duffy               12,000           -                  872            *
                             John H. Duncan                 82,871        27,848                278            *
                             Edward O. Gaylord                 -             -                   20            *
                             Stanley C. Horton             309,000         3,077             12,390            *
                             Douglas P. Huth                15,101           -                2,590            *
                             Kenneth L. Lay              3,190,482       559,137            117,511          1.14
                             Lori L. Maddox                  2,625           -                   13            *

                             All directors and executive
                             officers as a group
                             (11 in number)              3,660,158       590,062            147,042          1.29

----------
* Less than 1 percent

     The above table includes Subordinated Units of the Partnership which are subject to conversion into Common Units and which are subject to unit options exercisable within 60 days as follows: Ms. Coombe, 60,000 units; Mr. Huth 60,000 units; Mr. Duffy, 60,000 units; and all directors and executive officers as a group, 180,000 units. The above table also includes shares of common stock of Enron Corp. which are subject to stock options exercisable within 60 days as follows: Mr. Duncan, 23,208 shares, for which he has shared voting and investment power for 22,888 of such shares; Mr. Burke, 17,220 shares; Mr. Lay, 2,741,640 shares, for which he has shared voting and investment power for 188,846 of such shares; Ms. Coombe, 30,400 shares; Mr. Huth, 15,000 shares and all directors and executive officers as a group, 3,108,631 shares.

     The table also includes shares owned by certain members of the families (or family or charitable trusts or foundations) of the directors or executive officers, including shares in which pecuniary interest may be disclaimed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Note 12 to the Consolidated Financial Statements for information regarding certain transactions between EOTT and Enron and its affiliates.

                                     PART IV

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

    3.4 -- Amendment No. 3 dated as of February 13, 1997, to the Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners, L.P.

*   3.5   --  Amendment  No. 4 dated as of November 30, 1998, to the Amended and
              Restated Agreement of Limited Partnership of EOTT Energy Partners,
              L.P.

*   3.6  --   Amendment  No. 5 dated as of December 7, 1998, to the Amended and
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

   10.19 -- EOTT Energy Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

   10.20 -- Agreement to Extend Distribution Support dated November 5, 1997, amending the Agreement referenced in 10.07

   10.21 Form of Executive Employment Agreement between EOTT Energy Corp. and Michael D. Burke

   10.22 Support Agreement dated September 21, 1998 between EOTT Energy Partners, L.P., EOTT Energy Operating Limited Partnership and Enron Corp.

** 10.23 Crude Oil Supply and Terminalling Agreement dated as of December 1, 1998 between Koch Oil Company and EOTT Energy Operating Limited Partnership

*  10.24      Amended and Restated Credit Agreement as of December 1, 1998
              between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender

*   10.25     Amended and Restated Term Credit Agreement as of December 1, 1998
              between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender

*   10.26     Amendment dated March 17, 1999 to the Amended and Restated Credit
              Agreement as of December 1, 1998 between EOTT Energy Operating
              Limited Partnership, as Borrower, and Enron Corp., as Lender

*   10.27     Amendment dated March 17, 1999 to the Amended and Restated Term
              Credit Agreement as of December 1, 1998 between EOTT Energy
              Operating Limited Partnership, as Borrower, and Enron Corp., as
              Lender

**  10.28     Amendment dated December 1, 1998 to the Crude Oil Supply and
              Terminalling Agreement dated as of December 1, 1998 between Koch
              Oil Company and EOTT Energy Operating Limited Partnership

    21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the Year Ended December 31, 1994)

*   23.1      Consent of Arthur Andersen LLP

*   24        Power of Attorney

*   27.1      Financial Data Schedule


*   Filed herewith.
** Filed herewith; however, confidential treatment has been requested with respect to certain portions of exhibit.


   (b)    Reports on Form 8-K

              December 14, 1998     RE: Closing of purchase transaction to
                                    acquire certain assets from Koch Pipeline
                                    Company, L.P. and Koch Oil Company.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED ON THE 29TH DAY OF MARCH, 1999.

                                              EOTT ENERGY PARTNERS, L.P.
                                              (A Delaware Limited Partnership)

                                         By:  EOTT ENERGY CORP. as
                                                 General Partner



                                         By:  /s/  MICHAEL D. BURKE
                                            -------------------------
                                                   Michael D. Burke
                                           Chief Executive Officer and President



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


     Signature                       Title                           Date
     ---------                       -----                           ----

/s/  MICHAEL D. BURKE       Director, Chief Executive            March 29, 1999
----------------------      Officer and President
     Michael D. Burke       (Principal Executive Officer)

/s/  LORI L. MADDOX         Controller                           March 29, 1999
----------------------      (Principal Accounting Officer)
     Lori L. Maddox


/s/  EDWARD O. GAYLORD      Chairman of the Board and            March 29, 1999
----------------------      Director
     Edward O. Gaylord


/s/  DEE S. OSBORNE         Director                             March 29, 1999
----------------------
     Dee S. Osborne


/s/  DANIEL P. WHITTY       Director                             March 29, 1999
----------------------
     Daniel P. Whitty

     Signature                       Title                           Date
     ---------                       -----                           ----


/s/  JOHN H. DUNCAN         Director                             March 29, 1999
----------------------
     John H. Duncan


/s/  STANLEY C. HORTON      Director                             March 29, 1999
----------------------
     Stanley C. Horton


/s/  KENNETH L. LAY         Director                             March 29, 1999
----------------------
     Kenneth L. Lay

                           EOTT ENERGY PARTNERS, L.P.
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Financial Statements
     Report of Independent Public Accountants............................  F-2
     Consolidated Statements of Operations -
         Years Ended December 31, 1998, 1997 and 1996....................  F-3
     Consolidated Balance Sheets - December 31, 1998 and 1997............  F-4
     Consolidated Statements of Cash Flows -
         Years Ended December 31, 1998, 1997 and 1996....................  F-5
     Consolidated Statements of Partners' Capital -
         Years Ended December 31, 1998, 1997 and 1996....................  F-6
     Notes to Consolidated Financial Statements..........................  F-7

Supplemental Schedule

     Schedule II - Valuation and Qualifying Accounts and Reserves........  S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EOTT Energy Partners, L.P.:

We have audited the accompanying consolidated balance sheets of EOTT Energy Partners, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and partners' capital for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EOTT Energy Partners, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

Houston, Texas
February 15, 1999

                           EOTT ENERGY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)


                                                                   YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                            1998             1997              1996
                                                         -----------     -----------     -----------
Revenue .............................................    $ 5,294,697     $ 7,646,099     $ 7,469,730

Cost of Sales .......................................      5,162,092       7,533,054       7,320,203
                                                         -----------     -----------     -----------

Gross Margin ........................................        132,605         113,045         149,527

Expenses
   Operating expenses ...............................        104,425          96,158         101,945
   Depreciation and amortization ....................         20,951          16,518          15,720
   Impairment of assets .............................             --           7,961              --
                                                         -----------     -----------     -----------
                                                             125,376         120,637         117,665
                                                         -----------     -----------     -----------

Operating Income (Loss) .............................          7,229          (7,592)         31,862

Other Income (Expense)
   Interest income ..................................            674             620             448
   Interest and related charges .....................        (10,165)         (6,661)         (3,659)
   Other, net .......................................         (1,805)           (766)            158
                                                         -----------     -----------     -----------
                                                             (11,296)         (6,807)         (3,053)
                                                         -----------     -----------     -----------

Net Income (Loss) ...................................    $    (4,067)    $   (14,399)    $    28,809
                                                         ===========     ===========     ===========


Basic Net Income (Loss) Per Unit (Note 4)
   Common ...........................................    $     (0.17)    $     (0.75)    $      1.50
                                                         ===========     ===========     ===========
   Subordinated .....................................    $     (0.26)    $     (0.75)    $      1.50
                                                         ===========     ===========     ===========


Diluted Net Income (Loss) Per Unit (Note 4) .........    $     (0.21)    $     (0.75)    $      1.50
                                                         ===========     ===========     ===========

Distributions Per Common Unit .......................    $      1.90     $      1.90     $      1.90
                                                         ===========     ===========     ===========

Average Units Outstanding for Diluted Computation ...         19,267          18,830          18,830
                                                         ===========     ===========     ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    DECEMBER 31,  DECEMBER 31,
                                                                       1998          1997
                                                                    ------------  ------------
                        ASSETS

Current Assets
   Cash and cash equivalents ....................................     $  3,033     $  3,737
   Trade and other receivables, net of allowance for doubtful
     accounts of $1,860 and $1,660, respectively ................      403,335      463,983
   Inventories ..................................................      137,545      139,265
   Other ........................................................       30,328       23,059
                                                                      --------     --------
     Total current assets .......................................      574,241      630,044
                                                                      --------     --------

Property, Plant and Equipment, at cost ..........................      497,807      243,444
   Less: Accumulated depreciation ...............................      112,568       97,224
                                                                      --------     --------
     Net property, plant and equipment ..........................      385,239      146,220
                                                                      --------     --------

Other Assets, net of amortization ...............................        6,340        6,657
                                                                      --------     --------

Total Assets ....................................................     $965,820     $782,921
                                                                      ========     ========

           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Trade accounts payable .......................................     $524,822     $586,897
   Accrued taxes payable ........................................        5,192        5,462
   Note payable - affiliate .....................................           --       39,300
   Short-term borrowings - affiliate ............................       28,297       70,000
   Bridge loan - affiliate ......................................       42,000           --
   Term loan - affiliate ........................................      175,000           --
   Repurchase agreements ........................................       83,016           --
   Other ........................................................        9,983        6,113
                                                                      --------     --------
     Total current liabilities ..................................      868,310      707,772
                                                                      --------     --------

Long-Term Liabilities ...........................................           --          281
                                                                      --------     --------

Commitments and Contingencies (Notes 14 and 15)

Additional Partnership Interests (Note 12) ......................       21,928       12,775

Partners' Capital
   Common Unitholders ...........................................       14,472        7,490
   Special Unitholders ..........................................       21,092       25,060
   Subordinated Unitholders .....................................       38,315       28,169
   General Partner ..............................................        1,703        1,374
                                                                      --------     --------
Total Partners' Capital .........................................       75,582       62,093
                                                                      --------     --------
Total Liabilities and Partners' Capital .........................     $965,820     $782,921
                                                                      ========     ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                               YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                    1998           1997           1996
                                                                      ---------      ---------      ---------
   Reconciliation of net income (loss) to net cash
   provided by (used in) operating activities
     Net income (loss) ..........................................     $  (4,067)     $ (14,399)     $  28,809
     Depreciation ...............................................        18,806         14,487         13,690
     Impairment of assets .......................................            --          7,961             --
     Amortization of intangible assets ..........................         2,145          2,031          2,030
     (Gains) losses on disposal of assets .......................            66           (503)            80
     Changes in components of working capital -
       Receivables ..............................................        60,648        240,801       (265,165)
       Inventories ..............................................         1,720         (4,339)       (67,922)
       Other current assets .....................................        (3,737)         1,893         (5,619)
       Trade accounts payable ...................................       (61,578)      (231,776)       311,909
       Accrued taxes payable ....................................          (270)        (3,003)         3,170
       Other current liabilities ................................         4,238        (14,057)        14,668
     Discontinued operations ....................................            --             --          3,460
     Other assets and liabilities ...............................           616            886            195
                                                                      ---------      ---------      ---------
   Net Cash Provided by (Used In) Operating Activities ..........        18,587            (18)        39,305
                                                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property, plant
     and equipment ..............................................         7,330          1,243            880
   Acquisitions .................................................      (224,397)       (12,000)            --
   Additions to property, plant and equipment ...................        (8,492)       (10,837)        (6,723)
   Other, net ...................................................           866            129         (1,991)
                                                                      ---------      ---------      ---------
   Net Cash Used In Investing Activities ........................      (224,693)       (21,465)        (7,834)
                                                                      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in note payable .....................................            --             --        (85,000)
   Increase (decrease) in note payable - affiliate ..............       (39,300)        15,072         24,228
   Increase (decrease) in short-term borrowings - affiliate .....       (41,703)        31,500         36,300
   Increase in bridge loan - affiliate ..........................        42,000             --             --
   Increase in term loan - affiliate ............................       175,000             --             --
   Increase in repurchase agreements ............................        83,016             --             --
   Acquisition of treasury units ................................           (66)            --             --
   Issuance of Common Units .....................................            --             --         29,772
   Contribution from General Partner ............................           793             --            604
   Distributions to Unitholders .................................       (22,842)       (29,681)       (28,831)
   Issuance of Additional Partnership Interests .................         9,153          3,684             --
   Other, net ...................................................          (649)          (616)        (5,559)
                                                                      ---------      ---------      ---------
   Net Cash Provided by (Used In) Financing Activities ..........       205,402         19,959        (28,486)
                                                                      ---------      ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents ................          (704)        (1,524)         2,985
Cash and Cash Equivalents Beginning of Period ...................         3,737          5,261          2,276
                                                                      ---------      ---------      ---------
Cash and Cash Equivalents End of Period .........................     $   3,033      $   3,737      $   5,261
                                                                      =========      =========      =========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In Thousands)


                                                   COMMON       SPECIAL     SUBORDINATED    GENERAL
                                                 UNITHOLDERS  UNITHOLDERS    UNITHOLDERS     PARTNER
                                                 -----------  -----------   ------------    --------
Partners' Capital at December 31, 1995 ......     $ 37,992      $     --      $ 36,219      $  1,608

Net income ..................................       16,353         1,382        10,496           578
Cash distributions ..........................      (20,738)         (869)       (6,650)         (574)
Issuance of Common Units ....................       29,772            --            --            --
Exchange of Common Units for
   Special Units (Note 12) ..................      (29,395)       29,395            --            --
Contribution from General Partner ...........           --            --            --           604
                                                  --------      --------      --------      --------

Partners' Capital at December 31, 1996 ......       33,984        29,908        40,065         2,216
                                                  ========      ========      ========      ========

Net loss ....................................       (7,494)       (1,371)       (5,246)         (288)
Cash distributions ..........................      (19,000)       (3,477)       (6,650)         (554)
                                                  --------      --------      --------      --------

Partners' Capital at December 31, 1997 ......        7,490        25,060        28,169         1,374
                                                  ========      ========      ========      ========

Net loss ....................................       (1,623)         (490)       (1,854)         (100)
Cash distributions ..........................      (19,000)       (3,478)           --          (364)
Acquisition of Common Units for Treasury ....          (66)           --            --            --
Issuance of Common Units ....................       27,671            --            --            --
Issuance of Special Units ...................           --        15,905            --            --
Contribution receivable from Enron ..........           --       (15,905)           --            --
Issuance of Subordinated Units ..............           --            --        12,000            --
Contribution from General Partner ...........           --            --            --           793
                                                  --------      --------      --------      --------

Partners' Capital at December 31, 1998 ......     $ 14,472      $ 21,092      $ 38,315      $  1,703
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

     On March 24, 1994, the General Partner completed an initial public offering of 10 million Common Units at $20.00 per Unit, representing limited partner interests in the Partnership of approximately 58%. At December 31, 1998 the General Partner owned an approximate 2% general partner interest in the Partnership and an approximate 29% subordinated limited partner interest. Enron, through its ownership of EOTT Common Units, holds an approximate 14% interest in the Partnership.

     The accompanying consolidated financial statements and related notes present the financial position as of December 31, 1998 and 1997 for the Partnership, and the results of its operations, cash flows and changes in partners' capital for the years ended December 31, 1998, 1997 and 1996.

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

     Nature of Operations. Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products and related activities. As discussed further in Note 19, EOTT has changed the composition of its reportable segments and restated segment information for previous periods. EOTT's principal business segments are its North American Crude Oil - East of Rockies gathering and marketing operations, Pipeline Operations and West Coast Operations. In late 1997, EOTT exited the East of Rockies refined products business which is discussed further in Note 5.

     Cash Equivalents. EOTT records as cash equivalents all highly liquid short-term investments having original maturities of three months or less.

     Inventories. In the second quarter of 1996, the Partnership changed its method of accounting for inventories from the last-in, first-out ("LIFO") method to the average cost method. The change did not have a significant

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


effect on the results of operations for 1996. The change was made to conform the inventory costing method used for financial reporting purposes to that used by the Partnership to manage its commercial operations.

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

     Goodwill and non-compete agreements are amortized over a period of 3 to 15 years, and are recorded net of their accumulated amortization in Other Assets. Accumulated amortization of goodwill and non-compete agreements at December 31, 1998 and 1997 was $27.9 million and $25.7 million, respectively.

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

     Derivatives. In addition to hedging its lease barrel purchases, EOTT provided price risk management products to its energy customer base. Activities for trading purposes were accounted for using the mark-to-market method of accounting and the gain or loss recorded to cost of sales in the period of change in the market. Trading activities were immaterial to EOTT's financial position and results of operations for 1998, 1997 and 1996. Activities for non-trading purposes consist of transactions entered into to hedge the impact of market fluctuations on assets, liabilities, or contractual commitments. Changes in the market value of these transactions

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


are deferred until the gain or loss on the hedged item is recognized. See Note 17 for further discussion of EOTT's price risk management activities. In connection with the realignment initiatives discussed in Note 5, EOTT is no longer providing price risk management products to customers.

     Use of Estimates. The preparation of these financial statements required the use of certain estimates by management in determining the entity's assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

3.   ACQUISITION OF ASSETS

     On February 1, 1997, the Partnership acquired over 400 miles of intrastate and interstate common carrier pipelines in Louisiana and Texas from CITGO Pipeline Company. Shipped volumes associated with these assets amount to approximately 48,000 barrels per day from leases in certain regions of Arkansas, Louisiana and Texas. Storage associated with the pipeline systems totals approximately 0.5 million barrels. The purchase price was approximately $12 million and was financed with a note payable from Enron.

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

     On December 1, 1998, the Partnership acquired certain additional crude oil gathering and transportation assets in key oil producing regions from Koch. The asset purchase included approximately 3,900 miles of active crude oil pipelines, crude oil transport trucks, meter stations, vehicles, storage tanks and lease purchase contracts for approximately 180,000 lease barrels of crude oil per day from production in 11 central and western states including Texas, Oklahoma, Kansas and California (the "Assets"). The transaction almost tripled EOTT's pipeline mileage and almost doubled crude oil lease barrels under contract. The total purchase price of the Assets was $235.6 million, which includes consideration of $184.5 million in cash, 2,000,000 Common Units, 2,000,000 Subordinated Units and $11.4 million in transaction costs. EOTT financed the majority of the purchase price through borrowings from Enron, consisting of a $42 million bridge loan due December 31, 1999, $135.7 million of term debt, due December 31, 1999, and $6.8 million from the Partnership's existing credit facility with Enron. EOTT also increased its existing credit facility with Enron to $1 billion in order to provide increased credit support for the Partnership because of its increased size following the Koch acquisitions. See additional discussion regarding Enron financing in Note 7.

     Since the Assets were historically used to support Koch's integrated revenue producing activities, EOTT does not believe that the historical operational results of the Assets provide a meaningful basis for evaluating the results of operations that the Assets acquired would have realized had they been part of EOTT. Therefore, summarized pro forma results of the Partnership as though the acquisition of Assets had occurred at January 1, 1998 have not been provided.

4.   EARNINGS PER UNIT

     In the fourth quarter of 1997, EOTT adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of "Basic" and "Diluted" earnings per unit in lieu of "Primary" and "Fully Diluted" earnings per unit and requires restatement of prior years' net

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


income (loss) per unit to conform to the new computation and presentation guidelines. Basic earnings per unit differs from primary earnings per unit in that it only includes the weighted average impact of outstanding units of EOTT (i.e., it excludes unit equivalents). Diluted earnings per unit considers the impact of all potentially dilutive securities. The impact of the restatement for all years under SFAS No. 128 was to have two classes of Units (Common Units, with Special Units considered Common Units, and Subordinated Units) in the basic earnings per unit calculation and diluted earnings per unit is calculated assuming the Subordinated Units converted into Common Units.

     Net income (loss) shown in the table below excludes the approximate two percent interest of the General Partner. Earnings (loss) per unit are calculated as follows (in millions, except per unit amounts):


                                 1998                            1997                             1996
                    ----------------------------     ----------------------------     ----------------------------
                                   Wtd.                             Wtd.                            Wtd.
                        Net      Average    Per          Net      Average   Per         Net        Average   Per
                       Loss       Units     Unit        Loss       Units    Unit       Income       Units    Unit
                    ---------    -------  ------     ---------    -------  ------     ---------    -------  ------
Basic: (1)
   Common           $ (2,113)     12,097  $(0.17)    $  (8,865)    11,830  $(0.75)    $  17,735     11,830  $ 1.50
   Subordinated     $ (1,854)      7,170  $(0.26)    $  (5,246)     7,000  $(0.75)    $  10,496      7,000  $ 1.50
Diluted (2)         $ (3,967)     19,267  $(0.21)    $ (14,111)    18,830  $(0.75)    $  28,231     18,830  $ 1.50

(1) Net income (loss), excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding in accordance with the Partnership Agreement, which is also reflected on the Statement of Partners' Capital, and Special Units are considered Common Units. Due to a negative capital account balance for the Common Unitholders during the second and third quarters of 1998, the loss allocated to the Common Unitholders attributable to these periods was reallocated to the remaining Unitholders based on their ownership percentage. The allocated loss will be recouped by the Unitholders allocated the additional losses through future income.

(2) The diluted earnings (loss) per unit calculation assumes the conversion of Subordinated Units into Common Units.


5.   REALIGNMENT INITIATIVES

     In late 1997, EOTT decided to refocus on the core crude business, which provides substantially all of the gross margin for the Partnership, as well as improve overall operating efficiencies. As a result, EOTT announced the following two initiatives. The decision was made to exit the marginal East of Rockies refined products business in order to focus on business development opportunities in the crude business, where management believes there is more potential for growth. The Partnership re-deployed the working capital associated with the East of Rockies refined products business and intends to sell its three products terminals in Ohio. In connection with this decision, non-recurring charges were recorded at December 31, 1997, which included severance costs of $0.9 million and a $1.5 million impairment of the Ohio products terminals.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   IMPAIRMENT OF ASSETS

     As a result of the decision to exit the East of Rockies refined products business discussed in Note 5, the Partnership's three Ohio products terminals are being held for sale. At December 31, 1997, a $1.5 million impairment charge was recorded.

     During the fourth quarter of 1997, EOTT terminated an information system development project due to the lack of third party vendor support and foreseeable operating platform obsolescence. As a result, the Partnership recorded a $6.5 million impairment charge.

7.   CREDIT RESOURCES AND LIQUIDITY

     In 1995, Enron Corp. agreed to provide credit support (the "Credit Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the credit support was $600 million, as amended December 19, 1996, had a maturity of March 31, 1999 and was replaced with a new facility on December 1, 1998 as discussed below. As amended, the agreement contained sublimits on the availability of the Credit Facility of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees were based on actual charges by the banks which range from
 .20% - .375% per annum. Interest on outstanding loans was charged at the London Interbank Offering Rate ("LIBOR") plus 25 basis points per annum. At December 31, 1997, EOTT had a note payable of $39.3 million with Enron under a financing arrangement for acquisitions and other capital projects (the "Note Payable"). This financing was provided at a rate of LIBOR plus 30 basis points per annum. The maturity date of the Note Payable was March 31, 1999 and was redeemed and reissued under the term loan discussed below.

     On December 1, 1998, Enron increased its existing credit facility with the Partnership to provide additional credit support (the "Enron Facility") in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron Facility is $1.0 billion and contains sublimits on the availability of the Enron Facility of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% -
 .375% per annum. Interest on outstanding loans is charged at LIBOR plus 250 basis points per annum.

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

     At December 31, 1998, EOTT had an additional $175 million of debt (the "Term Loan") outstanding with Enron under a financing arrangement to fund a portion of the cash consideration paid to Koch for the assets purchased in 1998 and to refinance indebtedness incurred in prior acquisitions. The Term Loan matures on December 31, 1999. The interest rate on the Term Loan is LIBOR plus 300 basis points.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In addition, at December 31, 1998, EOTT had $42.0 million of debt outstanding with Enron under a $100 million bridge loan (the "Bridge Loan") to finance a portion of the cash consideration for the acquisition of assets from Koch. The interest rate on the Bridge Loan is initially LIBOR plus 400 basis points. At the end of each three-month period, the spread on the Bridge Loan will increase by 25 basis points. The Bridge Loan is unsecured and matures on December 31, 1999.

     As discussed above, the interim Bridge Loan ($42 million) and Term Loan ($175 million) provided by Enron are due December 31, 1999. The General Partner intends to refinance the Bridge Loan and Term Loan on a long-term basis before maturity. The General Partner anticipates that the debt will be refinanced using a combination of financing alternatives including (a) third party bank debt, (b) private placement of debt, (c) an offering of high yield debt and/or (d) an equity offering utilizing some portion of the additional 10 million Common Units which were authorized to be issued subsequent to year end (See Note 20).

     At December 31, 1998, EOTT had $44.4 million in letters of credit and $28.3 million in loans outstanding under the Enron Facility at an average annual interest rate of approximately 6.1%. The amount outstanding at December 31, 1998 under the Term Loan was $175.0 million with an average annual interest rate of 8.5% and under the Bridge Loan was $42.0 million with an average annual interest rate of 9.5%. The actual interest rate may vary based on the length of the borrowings. In addition, guarantees outstanding totaled $366.4 million of which $290.9 million were used.

     At December 31, 1997, EOTT had $92.5 million in letters of credit and $70.0 million in loans outstanding under the Credit Facility at an average annual interest rate of approximately 5.8%. The amount outstanding under the Note Payable at December 31, 1997 was $39.3 million with an average annual interest rate of 6.0%. The actual interest rate may vary based on the length of the borrowings. In addition, guarantees outstanding totaled $402.5 million of which $292.3 million were used.

     At December 31, 1997, EOTT was in technical violation of the negative covenants relating to the Tangible Net Worth, Leverage Ratio and Working Capital Ratio in the Credit Facility and Note Payable due principally to the operating loss associated with the deterioration of grade and basis differentials in the crude oil markets. EOTT received a waiver for these violations from Enron.

     The General Partner believes that the Enron Facility, Bridge Loan, Term Loan and subsequent refinancing discussed above will be sufficient to support the Partnership's crude oil purchasing activities and working capital and liquidity requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

     The Partnership's ability to obtain letters of credit to support its purchases of crude oil or other petroleum products is fundamental to the Partnership's gathering and marketing activities. Additionally, EOTT has a significant need for working capital due to the large dollar volume of marketing transactions in which it engages. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or increase the cost of obtaining them. This could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash as defined in EOTT's Partnership Agreement and amendments thereto.

     Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Available Cash is set forth in the Partnership Agreement and amendments thereto, a form of which is filed or has been previously filed as an exhibit to this Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common and Special Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     MQD is $0.475 per Unit. As discussed in Note 20, Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million in exchange for Additional Partnership Interests ("APIs"). See further discussion in Note 12 regarding the contribution of $21.9 million in APIs subsequent to year-end.

     The Partnership Agreement authorizes EOTT to cause the Partnership to issue additional limited partner interests, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

     At December 31, 1998, EOTT has outstanding forward commodity repurchase agreements of approximately $83.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 20, 1999 for approximately $83.4 million.

8.   INVENTORIES

     Inventories are summarized as follows (in thousands):

                                                                  December 31,
                                                             -------------------
                                                               1998       1997
                                                             --------   --------
   Crude oil ..............................................  $135,872   $128,347
   Refined products .......................................     1,673     10,918
                                                             --------   --------
      Total ...............................................  $137,545   $139,265
                                                             ========   ========


9.   PROPERTY, PLANT AND EQUIPMENT

                                                                 December 31,
                                                             -------------------
Property, Plant and Equipment ("PP&E"), at cost ...........     1998      1997
                                                             --------   --------
Land ......................................................  $  3,278   $  3,717
Buildings .................................................     7,505      6,294
Tractors and trailers .....................................    20,492     15,285
Office PP&E, including furniture and fixtures .............    34,023     32,539
Operating PP&E, including pipelines, storage tanks, etc ...   432,509    185,609
                                                             --------   --------
    Total PP&E, at cost ...................................  $497,807   $243,444
                                                             ========   ========


     Certain assets included in PP&E, primarily pipelines, are affected by factors, which could affect future cash flows, such as competition, consolidation in the industry, refinery demand for specific grades of crude oil, area

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


market price structures and continued development drilling in certain areas of the United States. EOTT continuously monitors these factors and pursues alternative strategies to maintain or enhance cash flows associated with these assets; however, no assurances can be given that EOTT can mitigate the effects, if any, on future cash flows related to any changes in these factors.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense was $8.9 million, $6.2 million and $3.4 million for the years ended December 31, 1998, 1997 and 1996,respectively.

     On January 5, 1996, EOTT repaid the outstanding balance of the financing in connection with the information systems development. As discussed further in
Note 12, 1,830,011 Common Units issued to Enron in connection with the Amerada Hess Acquisition were exchanged for Special Units.

     On December 1, 1998, EOTT issued 2,000,000 Common Units and 2,000,000 Subordinated Units to Koch Pipeline as a portion of the consideration paid for the Assets. See further discussion of the acquisition of Assets in Note 3.

11.  PARTNERS' CAPITAL

     The following is a reconciliation of Units outstanding for the years ended December 31, 1998, 1997 and 1996:

                                                 Common           Special       Subordinated
                                                  Units            Units            Units
                                               -----------      -----------     -----------
Units Outstanding at December 31, 1995 ........ 10,000,000               --       7,000,000


Issuance of Common Units ......................  1,830,011               --              --
Exchange of Common Units for Special Units .... (1,830,011)       1,830,011              --
                                               -----------      -----------     -----------

Units Outstanding at December 31, 1996 ........ 10,000,000        1,830,011       7,000,000
                                               ===========      ===========     ===========


Units Outstanding at December 31, 1997 ........ 10,000,000        1,830,011       7,000,000
                                               ===========      ===========     ===========


Acquisition of Common Units for Treasury ......     (4,000)              --              --
Issuance of Common Units to Koch ..............  2,000,000               --              --
Issuance of Special Units to Enron ............         --        1,150,000              --
Issuance of Subordinated Units to Koch ........         --               --       2,000,000
                                               -----------      -----------     -----------

Units Outstanding at December 31, 1998 ........ 11,996,000        2,980,011       9,000,000
                                               ===========      ===========     ===========


     As discussed further in Note 3, the Partnership issued 2,000,000 Common Units and 2,000,000 Subordinated Units to Koch in connection with the acquisition of Assets. In addition, subsequent to year-end as discussed in Note 20, the Partnership obtained approval to issue an additional 10 million Common Units to raise cash to reduce indebtedness, for acquisitions and for other Partnership purposes.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Pursuant to a Support Agreement, discussed in Note 12, the Partnership issued 1,150,000 Special Units to Enron in exchange for Enron's commitment to contribute $21.9 million in APIs outstanding at December 31, 1998 on the earlier of the date certain proposals were approved by the Unitholders or May 17, 1999. At December 1, 1998, the Partnership issued 1,150,000 Special Units for a value of approximately $15.9 million and recorded a contribution receivable from Enron. As discussed in Note 20, subsequent to year-end, Enron contributed the $21.9 million in APIs outstanding pursuant to its commitment made in connection with the Support Agreement. In addition, the Special Units were converted into Common Units in February 1999.

12.  TRANSACTIONS WITH ENRON AND RELATED PARTIES

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates follows (in thousands):

                                          Year Ended December 31,
                                   ----------------------------------
                                     1998         1997         1996
                                   --------     --------     --------
Sales to affiliates ..........     $ 10,648     $ 44,025     $ 41,865
Purchases from affiliates ....     $232,486     $ 71,895     $100,143

     Revenue in 1998, 1997 and 1996 consists primarily of sales of crude oil to Enron Reserve Acquisition Corp. and natural gas liquids to Enron Gas Liquids, Inc. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company and Enron Reserve Acquisition Corp. and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions in the opinion of management are no more or less favorable than can be obtained from unaffiliated third parties.

     Other related party balances related to purchases and sales of goods and services have been classified as trade and other receivables or trade accounts payable. Related party receivables at December 31, 1998 and 1997 were $0.2 million and $2.8 million, respectively. Related party payables at December 31, 1998 and 1997 were $1.6 million and $3.6 million, respectively. The payables primarily represent amounts owed by EOTT on the purchase of crude oil and other products from Enron affiliates.

     General and Administrative. As is commonly the case with publicly traded partnerships, EOTT does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The General Partner, under a corporate services agreement, provides services to the Partnership including liability and casualty insurance and certain data processing services. The General Partner is reimbursed by the Partnership for these direct and indirect costs. Those costs were $3.3 million, $3.6 million and $5.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Management believes that the charges were reasonable.

     Purchase of Common Units. On March 10, 1995, Enron authorized the purchase of up to $15 million of EOTT units on the open market. As of February 15, 1998, Enron had purchased 296,800 EOTT Common Units under the purchase program, excluding the 3.0 million units discussed below.

     Financing of Acquisitions. In February 1997, the Partnership acquired intrastate and interstate common carrier pipelines from CITGO Pipeline Company for approximately $12 million which was financed with a note payable from Enron. As discussed further in Note 3, on July 1, 1998 and December 1, 1998, the Partnership acquired crude oil gathering and transportation assets from Koch which was financed primarily with borrowings from Enron.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Support Agreement. Pursuant to a Support Agreement dated September 21, 1998
(a) Enron agreed to make loans to the Partnership to fund the cash portion of the consideration to be paid to Koch for the Assets at closing as discussed in
Note 3 and to refinance indebtedness incurred in a prior acquisition of assets from Koch on July 1, 1998, (b) Enron agreed to increase and extend the Partnership's credit facility with Enron to $1 billion through December 31, 2001, (c) the Partnership agreed to issue 1,150,000 Special Units to Enron, (d) Enron agreed to contribute $21.9 million in APIs to the Partnership on the earlier of the date certain proposals, discussed further below, are approved by the Unitholders at a special meeting of Unitholders or May 17, 1999, (e) Enron agreed that if certain proposals are approved by the Unitholders it will extend its cash distribution support through the fourth quarter of 2001, and (f) the Partnership agreed that, if any additional APIs are issued prior to approval of certain proposals by the Unitholders, it will issue additional Common Units at $19.00 per share in exchange for such additional APIs. As discussed further in
Note 20, the Partnership obtained Unitholder approval of these proposals subsequent to year-end. Pursuant to the Support Agreement, EOTT borrowed from Enron a $42 million Bridge Loan and $175 million Term Loan and entered into a $1 billion credit facility with Enron, to replace its existing $600 million credit facility.

     Special Units. Effective July 16, 1996, EOTT created a new class of limited partner interest designated as Special Units and exchanged the Special Units on a one-for-one basis for the 1,830,011 Common Units issued January 3, 1996 to Enron in connection with the financing of a previous acquisition. The Special Units ranked pari passu with the Common Units in all distributions and upon liquidation and will vote as a class with the Common Units. The exchange permitted EOTT to avoid the cost of New York Stock Exchange listing of the Common Units issued to Enron in connection with the financing of the acquisition, including the cost associated with seeking Unitholder approval for the listing. In connection with the Support Agreement, the Partnership issued 1,150,000 Special Units to Enron and as discussed further below Enron contributed $21.9 million APIs to the Partnership subsequent to year end. The Special Units became convertible into Common Units on a one-for-one basis and were converted into Common Units during the first quarter of 1999. The Special Units are considered Common Units for earnings per unit purposes, and the exchange had no adverse impact on EOTT or on income or distributions per Common Unit.

     Additional Partnership Interests. On November 14, 1997, February 13, 1998, May 15, 1998 and August 14, 1998, Enron paid $3.7 million, $3.8 million, $2.8 million and $2.5 million, respectively, in support of EOTT's third and fourth quarter 1997 and first and second quarter 1998 distributions to its Common and Special Unitholders and the General Partner. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. In February 1997, the General Partner amended the Partnership Agreement to provide that a holder of APIs may, at its option, waive its right to receive distributions of Available Cash to which it would otherwise be entitled and to provide that in such case the Partnership may retain such cash for later distribution to partners or for use in the Partnership's business in subsequent periods. The Partnership's Available Cash for the fourth quarter of 1996 was substantially in excess of the amount necessary to distribute the MQD on all outstanding Units, and upon adoption of the amendment, Enron, the holder of APIs, waived its right to receive such excess cash in redemption of APIs. The February 1997 amendments to the Partnership Agreement also provided that after the end of the Subordination Period a holder of Subordinated Units may convert such Units into Common Units either in whole or in part from time to time. The amendments also provided that any unconverted Units will be renamed "Class B Units" after the end of the Subordination Period. Prior to the amendments, the Partnership Agreement provided that conversion would occur only on an all or none basis. Enron had committed to support payment of EOTT Common and Special Unit distributions through March 1999, as necessary (of which $7.1 million was still available to be advanced at December 31, 1998). As discussed in Note 20, certain Unitholder approvals were obtained subsequent to year end and as a

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


result, Enron increased its cash distribution support to $29 million and extended it through the fourth quarter of 2001 and contributed the $21.9 million in APIs currently outstanding pursuant to its commitment made in connection with the Support Agreement.


13.  EMPLOYEE BENEFIT AND RETIREMENT PLANS

     Employees of the General Partner are covered by various retirement, stock purchase and other benefit plans of Enron. In April 1993, the General Partner adopted non-qualified benefit plans providing medical, dental, life, accidental death and dismemberment and long-term disability coverage to employees, with all related premiums and costs being incurred by the General Partner. Total benefit costs for 1998 were $6.4 million, including $3.9 million in costs attributable to health and welfare benefit plans. Total benefit costs for 1997 were $4.2 million including $3.3 million in costs attributable to health and welfare benefit plans. Total benefit costs for 1996 were $ 6.3 million including $ 3.1 million in costs attributable to health and welfare benefit plans and $1.8 million in costs attributable to a profit sharing contribution to the Enron Corp. Savings Plan based on 1996 financial results.

     Additionally, the General Partner maintains a variable pay plan based on earnings before interest, income taxes, depreciation and amortization of which none was recognized in 1998 and 1997, and $8.9 million in 1996.

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

     As of September 30, 1998, the most recent valuation date, the plan net assets, including contributions to the trust during the fourth quarter of 1998, of the Enron noncontributory defined benefit plan, in which the employees of the General Partner participate, were less than the actuarial present value of projected plan benefit obligations by approximately $25.0 million. As of September 30, 1997, the plan assets, including contributions to the trust during the fourth quarter of 1997, of the Enron noncontributory defined benefit plan, in which the employees of the General Partner participate, were less than the actuarial present value of projected plan benefit obligations by approximately $6.5 million. The assumed discount rate, rate of return on plan assets and rate of increases in wages used in determining the actuarial present value of projected benefits were 6.75%, 10.5%, and 4.0% in 1998, respectively, and 7.25%, 10.5%, and 4.0% in 1997 respectively.

     The General Partner provides certain postretirement medical, life insurance and dental benefits to eligible employees who retire after January 1, 1994. Benefits are provided under the provisions of contributory defined dollar benefit plans for eligible employees and their dependents. EOTT accrues these postretirement benefit costs over the service lives of employees expected to be eligible to receive such benefits. Enron retains liability for former employees of the General Partner who retired prior to January 1, 1994. The accumulated postretirement benefit obligation ("APBO") existing at December 31, 1998 and 1997 totaled $1.1 million and $0.7 million, respectively. The measurement of the APBO assumes a 6.75% and 7.25% discount rate in 1998 and 1997, respectively. EOTT does not currently intend to prefund its obligations under the Enron postretirement benefit plan.

     EOTT adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in 1998. This statement changed the disclosure requirements, but not the method of measurement or

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


recognition of these obligations. Prior year disclosures have been restated to conform with the new disclosure guidelines under SFAS No. 132. The following table sets forth information related to changes in the benefit obligations, changes in plan assets, a reconciliation of the funded status of the plans and components of the expense recognized related to postretirement benefits provided by EOTT (in thousands):

                                                           1998          1997
                                                          -------      -------
CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at January 1 .................     $   745      $   776
    Service cost ....................................         114           76
    Interest cost ...................................          73           51
    Plan amendments .................................         147         (161)
    Actuarial loss ..................................          82           21
    Benefits paid ...................................         (52)         (18)
                                                          -------      -------
      Benefit obligation at December 31 .............     $ 1,109      $   745
                                                          =======      =======

CHANGE IN PLAN ASSETS
    Fair value of plan assets at January 1 ..........     $    --      $    --
    Company contributions ...........................          53           18
    Plan participants' contributions ................          --           --
    Benefits paid ...................................         (53)         (18)
                                                          -------      -------
      Fair value of plan assets at December 31 ......     $    --      $    --
                                                          =======      =======

RECONCILIATION OF FUNDED STATUS TO BALANCE SHEET
    Funded status at December 31 ....................     $(1,109)     $  (745)
    Unrecognized prior service cost .................         469          358
    Unrecognized actuarial gain .....................        (364)        (468)
                                                          -------      -------
      Accrued benefit cost at December 31 ...........     $(1,004)     $  (855)
                                                          =======      =======


COMPONENTS OF NET PERIODIC BENEFIT COST                        1998      1997       1996
                                                              -----      -----      -----
    Service cost ........................................     $ 114      $  76      $ 107
    Interest cost .......................................        73         51         55
    Amortization of prior service cost ..................        36         27         39
    Recognized net actuarial gain .......................       (22)       (14)       (17)
                                                              -----      -----      -----
      Total net periodic postretirement benefit cost ....     $ 201      $ 140      $ 184
                                                              =====      =====      =====

     The General Partner provides unemployment, severance and disability-related benefits or continuation of benefits such as health care and life insurance and other postemployment benefits. SFAS No. 112 requires the cost of those benefits to be accrued over the service lives of the employees expected to receive such benefits. At December 31, 1998 and 1997, the liability accrued was $0.7 million and $0.5 million, respectively.

     EOTT Energy Corp. Unit Option Plan. In February 1994, the Board of Directors of the General Partner adopted the 1994 EOTT Energy Corp. Unit Option Plan (the "Unit Option Plan"), which is a variable compensatory plan. To date, no compensation expense has been recognized under the Unit Option Plan. Under the Unit Option Plan, selected employees of the General Partner may be granted options to purchase Subordinated Units at a price of $15.00 per Unit as determined by the Compensation Committee of the Board of Directors of the General Partner. Options granted under the Unit Option Plan vest to the employees over a five-year service period and will expire on the tenth anniversary of the date of grant. No options are vested or exercisable prior to the third anniversary of the grant.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets forth the Unit Option Plan transactions for the years ended December 31, 1998, 1997 and 1996:

                                                   Number of Unit Options
                                            -----------------------------------
                                               1998         1997         1996
                                            ---------    ---------    ---------
Outstanding at January 1 ..............     1,155,000    1,155,000    1,175,000
       Granted ........................       400,000           --      160,000
       Exercised ......................            --           --           --
       Forfeited ......................       525,000           --      180,000
                                            ---------    ---------    ---------

Outstanding at December 31 ............     1,030,000    1,155,000    1,155,000
                                            =========    =========    =========

Available for grant at December 31 ....            --           --      395,000
                                            =========    =========    =========

     In February 1997, the Board of Directors of the General Partner decided that it would not grant any additional options under the Unit Option Plan. In May 1998, options forfeited by a former officer were approved for reissuance by the Board of Directors to the current President and Chief Executive Officer. In addition, in February 1997, the Unit Option Plan was amended to provide that, if the General Partner and the option holder agree, any option may be exercised on a "net" basis with no cash payment (other than for withholding taxes), so that upon exercise the holder will receive a number of Units with a fair market value equal to the difference between the fair market value of the Units covered by the option and the exercise price of the option. As a result, the General Partner anticipates that the actual number of Units to be issued on exercise of options will be substantially less than the number of Units covered by outstanding options.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value based method of accounting for stock based compensation plans awarded after December 31, 1995 and encourages companies to adopt the fair value based method in SFAS No. 123 in place of the existing accounting method which requires expense recognition only in situations where stock based compensation plans award intrinsic value to recipients at the date of grant. Companies that do not follow SFAS No. 123 for accounting purposes must make annual pro forma disclosure of its effects. EOTT elected not to adopt the fair value method for accounting purposes. If EOTT had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and net income (loss) per diluted Unit would have been reduced to the following pro forma amounts (in thousands):

                                                            1998         1997          1996
                                                          --------     ---------     ---------
Net Income (Loss) - as reported .....................     $ (4,067)    $ (14,399)    $  28,809
Net Income (Loss) - pro forma .......................     $ (4,140)    $ (14,491)    $  28,717

Diluted Net Income (Loss) per Unit - as reported ....     $  (0.21)    $   (0.75)    $    1.50
Diluted Net Income (Loss) per Unit - pro forma ......     $  (0.21)    $   (0.75)    $    1.50


     The fair value of each option grant for 1998 is estimated on the date of grant using the Cox-Ross-Rubenstein binomial method with the following assumptions: (1) dividend of $1.90 per Common Unit, (2) expected unit

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


price volatility of 21.86%, (3) risk-free interest rate of 5.97% and (4) expected life of option of 2 years. The fair value of each option grant for 1996 is estimated on the date of grant using the Cox-Ross-Rubenstein binomial method with the following assumptions: (1) dividend of $1.90 per Common Unit, (2) expected unit price volatility of 24.03%, (3) risk-free interest rate of 6.40% and (4) expected life of option of 3 years. The weighted average fair value of options granted during 1998 was $2.119 per unit and during 1996 was $2.065 per unit.

     EOTT Energy Corp. Long-Term Incentive Plan. In October 1997, the Board of Directors adopted the EOTT Energy Corp. Long Term Incentive Plan ("Plan"), which is a variable compensatory plan. Under the Plan, selected key employees are awarded Phantom Appreciation Rights ("PAR"). Each PAR is a right to receive cash based on the performance of the Partnership prior to the time the PAR is redeemed. Performance of the Partnership is measured primarily by calculating the change in the average of Earnings Before Interest on Debt, related to acquisitions, Depreciation and Amortization ("EBIDA"), for each of the three consecutive fiscal years immediately preceding the grant date of the PAR and the exercise date of the PAR. The Plan has a five-year term beginning January 1, 1997, and PAR awards vest in 25% increments in the four-year period following the grant year.

The following table sets forth the Long-Term Incentive Plan transactions for the years ended December 31, 1998 and 1997:


                                                Number of PAR
                                           ----------------------
                                              1998        1997
                                           ---------    ---------
Outstanding at January 1 ..............      358,600           --
       Granted ........................      467,828      376,600
       Exercised ......................           --           --
       Forfeited ......................      188,500       18,000
                                           ---------    ---------

Outstanding at December 31 ............      637,928      358,600
                                           =========    =========

Available for grant at December 31 ....    1,245,072    1,524,400
                                           =========    =========


14.  LITIGATION AND OTHER CONTINGENCIES

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

     Wyoming Refining Company Matter. EOTT had a possible loss exposure of approximately $1.47 million as a result of a dispute between Wyoming Refining Company ("WRC") and the U.S. Minerals Management Service ("MMS"). MMS was claiming that it was underpaid by WRC for certain Montana crude oil which was delivered to WRC over a several-year period prior to 1993. On December 14, 1998, EOTT received a letter from WRC stating that the MMS had withdrawn its claim and no price adjustments would be necessary.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas. This case was filed on October 23, 1997 in Austin by the Texas Attorney General's office and involves several major and independent oil companies and marketers as defendants. EOTT was served on November 18, 1997. The petition states that the State of Texas brought this action in its sovereign capacity to collect statutory penalties recoverable under the Texas Common Purchaser Act, arising from Defendants' alleged willful breach of statutory duties owed to royalty, overriding royalty and working interest owners of crude oil sold to Defendants, as well as alleged breach of Defendants' common law and contractual duties. The Plaintiffs also allege that the Defendants have engaged in discriminatory pricing of crude oil. This case appears to be similar to the Lee County, Texas case filed by the State of Texas on November 9, 1995 and disclosed previously. EOTT and several of the defendants have engaged in settlement negotiations with the State of Texas, which, if consummated, would result in a dismissal of the claims of the State.

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

     Randolph Energy, Inc., et al. vs. Amerada Hess Corporation, et al., Civil Action No. 2:97CV273PG; In the United States District Court for the Southern District of Mississippi, Jackson Division (Mississippi Federal Anti-Trust Suit). EOTT received the summons in this matter on August 18, 1997. The case was filed on August 5, 1997 and is a class action complaint for alleged violation of the federal antitrust laws which involves several major and independent oil companies and marketers as defendants. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. The issues appear to be a duplication of the issues in the Texas Federal Anti-Trust Suit previously discussed. No money amounts were claimed, and it is not possible to determine any potential exposure until further discovery is done.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Cameron Parish School Board, et al. vs. Texaco, Inc., et al.; Civil Action No. C-98-111; In the United States District Court for the Western District of Louisiana, Lake Charles Division (Louisiana Federal Anti-Trust Suit). This case was originally filed as a state law claim in Louisiana. When the case was removed to federal court, the anti-trust claims were added, similar to the claims made in the Texas Federal Anti-Trust Suit and the Mississippi Federal Anti-Trust Suit. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. The issues appear to be a duplication of the issues in the Texas Federal Anti-Trust Suit and the Mississippi Federal Anti-Trust Suit, both previously discussed. On October 22, 1998, the judge granted the Plaintiffs' motion to amend the petition and add additional defendants. The Partnership and the General Partner were added to the case as defendants at that time. No money amounts were claimed and it is not possible to determine any potential exposure until further discovery is done.

     The Texas Federal Anti-Trust Suit, the Mississippi Federal Anti-Trust Suit and the Louisiana Anti-Trust Suit, along with several other suits to which EOTT is not a party, were consolidated and transferred to the Southern District of Texas by Transfer Order dated January 14, 1998. The Judicial Panel on Multidistrict Litigation made this recommendation due to similarity of issues in the cases. EOTT and the General Partner, along with a number of other defendants, have entered into a class-wide settlement with the defendants which has been preliminarily approved by the Court. A final approval hearing on the class-wide settlement is scheduled for April 5, 1999.

     Mobil Oil Corporation vs. EOTT Energy Operating Limited Partnership and EOTT Energy Corporation, Cause No. CV98-04881, M-298th Judicial District Court, Dallas County, Texas (Mobil Suit). This suit was filed on June 25, 1998 against both EOTT and the General Partner. Mobil alleged that it overpaid EOTT in connection with a crude oil contract between the parties. EOTT claimed that it was entitled to offsets to the overpayment alleged by Mobil and tendered the amount EOTT believed it owed. The case was settled in November of 1998, with EOTT tendering cash and services to resolve the matter.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  COMMITMENTS

     Operating Leases. EOTT leases certain real property, equipment, and operating facilities under various operating leases. Future non-cancelable commitments related to these items at December 31, 1998, are summarized below (in thousands):

         1999..........................  $ 6,805
         2000..........................    4,617
         2001..........................    3,171
         2002..........................    2,426
         2003..........................      718
           Later years.................      580

     Total lease expense incurred was $10.9 million, $10.3 million and $10.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

16.  OTHER INCOME (EXPENSE), NET

     The components of other income (expense), net, are as follows (in thousands):

                                                     Year Ended December 31,
                                                --------------------------------
                                                  1998       1997         1996
                                                -------     -------     -------
Loss on foreign currency transactions ......    $(1,055)    $(1,488)    $   (83)
Gain (loss) on disposal of fixed assets ....        (66)        503         (80)
Rental income ..............................         60          90          69
Litigation settlements and reserves ........       (969)        130         203
Other ......................................        225          (1)         49
                                                -------     -------     -------
   Total ...................................    $(1,805)    $  (766)    $   158
                                                =======     =======     =======

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at December 31, 1998 and 1997 (in millions):

                                           1998                1997
                                    ------------------  -----------------
                                    Carrying    Fair    Carrying    Fair
                                     Amount     Value    Amount     Value
                                    --------   ------   --------   -------
Financial assets
  Cash and cash equivalents .....    $  3.0    $  3.0    $  3.7    $  3.7
  Foreign currency contracts ....        --      12.2        --      22.9

Financial liabilities
  Short-term borrowings .........    $ 28.3    $ 28.3    $ 70.6    $ 70.6
  Bridge loan ...................      42.0      42.0        --        --
  Term loan .....................     175.0     175.0        --        --
  Repurchase agreements .........      83.0      83.0        --        --
  Note payable ..................        --        --      39.3      39.3
  Foreign currency contracts ....        --      12.2        --      22.9
  Long-term liabilities .........        --        --       0.3       0.3


     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and cash equivalents, short-term borrowings, note payable, bridge loan, term loan and repurchase agreements. Fair value for these current assets and liabilities was considered to be the same as the carrying amounts because of their liquidity and market-based interest where applicable.

     Foreign currency contracts. Quoted market prices are used in determining the fair value of financial instruments held or issued. If quoted prices are not available, fair values are estimated on the basis of pricing models or quoted prices for financial instruments with similar characteristics.

     Long-term liabilities. These liabilities represent long-term borrowings on which the carrying amounts approximate fair value because the effective annual interest rates of these instruments reflect interest rates at December 31, 1997.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


value of these transactions are deferred until the gain or loss is recognized on the hedged transaction at which time such gains and losses are recognized through cost of sales.

     EOTT routinely enters into foreign currency futures contracts to hedge foreign currency exposure from commercial transactions relating to current month crude purchases and sales as well as fixed price swaps. These contracts generally mature in one year or less. At December 31, 1998 and 1997, foreign currency contracts with a notional principal amount of $11.7 million and $22.9 million, respectively, were outstanding, having exchange rates which approximated current market exchange rates.

TRADING ACTIVITIES

     Prior to 1998, EOTT offered limited price risk management products to the energy sector which were not material to EOTT's financial position or results of operations. These products include swap agreements which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodities specified, options and other contractual arrangements. EOTT accounted for these activities using the mark-to-market method of accounting and recorded the gain or loss as a cost of sales in the period of the change in the market with an offsetting entry to trade accounts receivable or payable as appropriate. In connection with the realignment initiatives discussed in Note 5, EOTT ceased providing price risk management products to its customers.

18.  NEW ACCOUNTING STANDARDS

     SFAS No. 130, "Comprehensive Income" requires the presentation of comprehensive income which is traditional net income (loss) adjusted for certain items that previously were only reflected as direct charges or credits to equity. EOTT adopted SFAS No. 130 in the first quarter of 1998. For the years ended December 31, 1998, 1997 and 1996 traditional net income (loss) and comprehensive income (loss) are the same.

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires that segment reporting for public companies be measured the same way management identifies and evaluates information internally. EOTT adopted SFAS No. 131 for year end 1998 reporting and restated prior year information based on the following reportable business segments - North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations. See
Note 19.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. The statement requires companies to capitalize certain costs that are incurred in developing or designing computer software. This statement is effective for financial statements beginning after December 15, 1998. The impact of this new standard will not have a significant effect on EOTT's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document,

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The standard cannot be applied retroactively but early adoption is permitted. EOTT has not yet determined the impact of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.

     In December 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The consensus requires the effect of initial application of Issue 98-10 to be recorded as a cumulative effect of a change in accounting principle effective January 1, 1999, for calendar year companies. Management has determined that the cumulative effect of the adoption of the new accounting standard will be an increase in net income which will not be in excess of $2.0 million.

19.  BUSINESS SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard requires that companies report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods for fiscal years beginning after December 15, 1997. EOTT adopted this statement for the fiscal year ending December 31, 1998.

     EOTT has changed the composition of its reportable segments and has restated the corresponding items of segment information for earlier periods. EOTT has three reportable segments, which management believes are necessary to make decisions about resources to be allocated and assess its performance: North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations. The North American Crude Oil - East of Rockies segment primarily purchases, gathers, transports and markets crude oil. The Pipeline Operations segment operates approximately 5,300 active miles of common carrier pipelines operated in 15 states. The West Coast Operations include crude oil gathering and marketing, refined products marketing and a natural gas liquids business.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 2. EOTT evaluates performance based on operating income (loss).

     EOTT accounts for intersegment revenue and transfers between North American Crude Oil - East of Rockies and West Coast Operations as if the sales or transfers were to third parties, that is, at current market prices. Intersegment revenues for Pipeline Operations are based on published pipeline tariffs.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)

                                           NORTH
                                          AMERICAN                       WEST        CORPORATE
                                         CRUDE OIL      PIPELINE        COAST           AND
                                           - EOR       OPERATIONS     OPERATIONS      OTHER (b)     CONSOLIDATED
                                        -----------    -----------    -----------    -----------    ------------
YEAR ENDED DECEMBER 31, 1998

Revenue from external customers ....    $ 4,590,810    $     7,036    $   586,169    $   110,682     $ 5,294,697
Intersegment revenue (a) ...........         47,008         24,516          3,900        (75,424)             --
                                        -----------    -----------    -----------    -----------     -----------
   Total revenue ...................      4,637,818         31,552        590,069         35,258       5,294,697
                                        -----------    -----------    -----------    -----------     -----------
Gross margin .......................         92,071         30,856          9,698            (20)        132,605
                                        -----------    -----------    -----------    -----------     -----------
Operating income (loss) ............         28,050          4,285            199        (25,305)          7,229
Other expense ......................             --             --             --        (11,296)        (11,296)
                                        -----------    -----------    -----------    -----------     -----------
Net income (loss) ..................         28,050          4,285            199        (36,601)         (4,067)
                                        -----------    -----------    -----------    -----------     -----------
Long-lived assets ..................         83,866        270,739         25,335          5,299         385,239
                                        -----------    -----------    -----------    -----------     -----------
Total assets .......................        608,655        279,315         60,677         17,173         965,820
                                        -----------    -----------    -----------    -----------     -----------
Additions to long-lived assets .....         18,398        222,121         23,275          2,775         266,569
                                        -----------    -----------    -----------    -----------     -----------
Depreciation and amortization ......          9,263          9,287            470          1,931          20,951
                                        -----------    -----------    -----------    -----------     -----------
----------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997

Revenue from external customers ....    $ 6,070,799    $     5,687    $   809,466    $   760,147     $ 7,646,099
Intersegment revenue (a) ...........          1,795         13,717          1,783        (17,295)             --
                                        -----------    -----------    -----------    -----------     -----------
   Total revenue ...................      6,072,594         19,404        811,249        742,852       7,646,099
                                        -----------    -----------    -----------    -----------     -----------
Gross margin .......................         82,562         19,539          9,342          1,602         113,045
                                        -----------    -----------    -----------    -----------     -----------
Operating income (loss) ............         19,506          1,821             58        (28,977)         (7,592)
Other expense ......................             --             --             --         (6,807)         (6,807)
                                        -----------    -----------    -----------    -----------     -----------
Net income (loss) ..................         19,506          1,821             58        (35,784)        (14,399)
                                        -----------    -----------    -----------    -----------     -----------
Long-lived assets ..................         61,032         76,276          2,486          6,426         146,220
                                        -----------    -----------    -----------    -----------     -----------
Total assets .......................        604,663         80,528         63,279         34,451         782,921
                                        -----------    -----------    -----------    -----------     -----------
Additions to long-lived assets .....          4,923         13,349            234          4,331          22,837
                                        -----------    -----------    -----------    -----------     -----------
Depreciation and amortization ......          7,807          6,030            500          2,181          16,518
                                        -----------    -----------    -----------    -----------     -----------
----------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996

Revenue from external customers ....    $ 6,027,578    $     4,137    $   769,416    $   668,599     $ 7,469,730
Intersegment revenue (a) ...........          1,451         10,187          1,471        (13,109)             --
                                        -----------    -----------    -----------    -----------     -----------
   Total revenue ...................      6,029,029         14,324        770,887        655,490       7,469,730
                                        -----------    -----------    -----------    -----------     -----------
Gross margin .......................        117,255         13,916         15,523          2,833         149,527
                                        -----------    -----------    -----------    -----------     -----------
Operating income (loss) ............         47,066          1,778          6,835        (23,817)         31,862
Other expense ......................             --             --             --         (3,053)         (3,053)
                                        -----------    -----------    -----------    -----------     -----------
Net income (loss) ..................         47,066          1,778          6,835        (26,870)         28,809
                                        -----------    -----------    -----------    -----------     -----------
Long-lived assets ..................         54,256         72,200          2,919         17,324         146,699
                                        -----------    -----------    -----------    -----------     -----------
Total assets .......................        786,933         85,123         82,447         71,694       1,026,197
                                        -----------    -----------    -----------    -----------     -----------
Additions to long-lived assets .....          3,094          1,147            243          2,239           6,723
                                        -----------    -----------    -----------    -----------     -----------
Depreciation and amortization ......          8,884          5,133            520          1,183          15,720
                                        -----------    -----------    -----------    -----------     -----------
----------------------------------------------------------------------------------------------------------------


     (a) Intersegment sales for North American Crude Oil - EOR and West Coast Operations are made at prices comparable to those received from external customers. Intersegment sales for Pipeline Operations are based on published pipeline tariffs.
     (b) Corporate and Other also includes the East of Rockies refined products business and intersegment eliminations.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  SUBSEQUENT EVENTS

     On January 19, 1999, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 per Unit for the period October 1, 1998 through December 31, 1998. The total distribution of approximately $6.9 million was paid on February 12, 1999 to the General Partner and all Common and Special Unitholders of record as of the close of business on January 29, 1999. The fourth quarter distribution was paid without using distribution support from Enron.

     On February 12, 1999, the Partnership obtained approval of proposals presented at a Special Meeting of Unitholders. Approval of these proposals, among other things, (a) authorized the Partnership to issue an additional 10 million Common Units to raise cash to reduce indebtedness, for acquisitions and other Partnership purposes, (b) changed the terms of the Special Units so that they became convertible into Common Units and (c) resulted in an increase in Enron's distribution support to $29 million and an extension of that support through the fourth quarter of 2001. As a result of the approval of the proposals, Enron contributed the $21.9 million in APIs outstanding pursuant to its commitment made in connection with the Support Agreement discussed in Note 12.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     (In Thousands, Except Per Unit Amounts)

                                                    FIRST          SECOND          THIRD         FOURTH
                                                    QUARTER        QUARTER        QUARTER      QUARTER (1)      TOTAL
                                                  ----------     ----------     ----------     -----------    ----------
1998
   Revenues ..................................    $1,339,404     $1,231,875     $1,295,652     $1,427,766     $5,294,697

   Gross margin ..............................        27,547         29,156         33,736         42,166        132,605

   Operating income (loss) ...................          (357)         1,157          1,153          5,276          7,229

   Net income (loss) .........................        (1,723)        (1,274)        (1,806)           736         (4,067)

   Basic net income (loss) per Unit
     Common ..................................         (0.09)         (0.06)         (0.03)          0.01          (0.17)
     Subordinated ............................         (0.09)         (0.07)         (0.20)          0.08          (0.26)

   Diluted net income (loss) per Unit ........         (0.09)         (0.07)         (0.09)          0.03          (0.21)

   Cash distributions per Common Unit (2) ....         0.475          0.475          0.475          0.475           1.90

------------------------------------------------------------------------------------------------------------------------

1997

   Revenues ..................................    $2,279,168     $1,933,011     $1,774,230     $1,659,690     $7,646,099

   Gross margin ..............................        34,918         23,236         26,788         28,103        113,045

   Operating income (loss) (3) ...............         5,343         (4,681)          (370)        (7,884)        (7,592)

   Net income (loss) .........................         3,914         (6,191)        (1,911)       (10,211)       (14,399)

   Basic net income (loss) per Unit
     Common ..................................          0.20          (0.32)         (0.10)         (0.53)         (0.75)
     Subordinated ............................          0.20          (0.32)         (0.10)         (0.53)         (0.75)

   Diluted net income (loss) per Unit ........          0.20          (0.32)         (0.10)         (0.53)         (0.75)

   Cash distributions per Common Unit (2) ....         0.475          0.475          0.475          0.475           1.90

------------------------------------------------------------------------------------------------------------------------

(1) Fourth quarter 1998 amounts include the acquisition of the Assets from Koch on December 1, 1998. See Note 3 to the Consolidated Financial Statements.
(2) Cash distributions are shown in the quarter paid and are based on the prior quarter's earnings.
(3) Fourth quarter 1997 operating income (loss) includes non-recurring charges of (i) $6.5 million for the impairment of an information system development project, (ii) $1.5 million impairment of three Ohio products terminals held for sale and (iii) $2.0 million of severance costs related to the exit of the East of Rockies refined products business and corporate realignment. See additional discussion in Notes 5 and 6 to the Consolidated Financial Statements.

                                                                     SCHEDULE II

                           EOTT ENERGY PARTNERS, L.P.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (In Thousands)

=========================================================================================
                                           Balance at  Charged to               Balance
                                           Beginning   Costs and    Deductions   at End
                                           of Period   Expenses     and Other   of Period
                                           ----------  ----------   ----------  ---------
Year ended December 31, 1996
   Allowance for Doubtful Accounts ....     $ 2,397     $   700     $  (831)     $ 2,266


Year ended December 31, 1997
   Allowance for Doubtful Accounts ....     $ 2,266     $    --     $  (606)     $ 1,660


Year ended December 31, 1998
   Allowance for Doubtful Accounts ....     $ 1,660     $   700     $  (500)     $ 1,860
   Litigation Reserves ................     $    --     $ 1,400     $    --      $ 1,400
   Safety and Environmental ...........     $    --     $    --     $ 1,000      $ 1,000

                                INDEX TO EXHIBITS

  Exhibit
   Number                          Description
  -------                          -----------
    3.1   --  Form of Partnership  Agreement of EOTT Energy  Partners, L.P.
              (incorporated by reference to Exhibit 3.1 to Registration
              Statement, File No. 33-73984)

    3.2   --  Amendment No. 1 dated as of August 8, 1995, to the Amended and
              Restated Agreement of Limited Partnership of EOTT Energy Partners,
              L.P. (incorporated by reference to Exhibit 3.2 to Annual Report on
              Form 10-K for the Year Ended December 31, 1995)

    3.3   --  Amendment No. 2 dated as of July 16, 1996, to the Amended and
              Restated Agreement of Limited Partnership of EOTT Energy Partners,
              L.P. (incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996)

    3.4 -- Amendment No. 3 dated as of February 13, 1997, to the Amended and Restated Agreement of Limited Partnership of EOTT Energy
              Partners, L.P.

*   3.5   --  Amendment  No. 4 dated as of November 30, 1998, to the Amended and
              Restated Agreement of Limited Partnership of EOTT Energy Partners,
              L.P.

*   3.6  --   Amendment  No. 5 dated as of December 7, 1998, to the Amended and
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

   10.18 --   Amendment dated as of February 13, 1997, to the EOTT Energy Corp.
              1994 Unit Option Plan

   10.19 -- EOTT Energy Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

   10.20 -- Agreement to Extend Distribution Support dated November 5, 1997, amending the Agreement referenced in 10.07

   10.21      Form of Executive Employment Agreement between EOTT Energy Corp.
              and Michael D. Burke

   10.22      Support Agreement dated September 21, 1998 between EOTT Energy
              Partners, L.P., EOTT Energy Operating Limited Partnership and
              Enron Corp.

** 10.23      Crude Oil Supply and Terminalling Agreement dated as of December
              1, 1998 between Koch Oil Company and EOTT Energy Operating Limited
              Partnership

*  10.24      Amended and Restated Credit Agreement as of December 1, 1998
              between EOTT Energy Operating Limited Partnership, as Borrower,
              and Enron Corp., as Lender

*  10.25      Amended and Restated Term Credit Agreement as of December 1, 1998
              between EOTT Energy Operating Limited Partnership, as Borrower,
              and Enron Corp., as Lender

*  10.26      Amendment dated March 17, 1999 to the Amended and Restated Credit
              Agreement as of December 1, 1998 between EOTT Energy Operating
              Limited Partnership, as Borrower, and Enron Corp., as Lender

*  10.27      Amendment dated March 17, 1999 to the Amended and Restated Term
              Credit Agreement as of December 1, 1998 between EOTT Energy
              Operating Limited Partnership, as Borrower, and Enron Corp., as
              Lender

** 10.28      Amendment dated December 1, 1998 to the Crude Oil Supply and
              Terminalling Agreement dated as of December 1, 1998 between Koch
              Oil Company and EOTT Energy Operating Limited Partnership

    21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the Year Ended
              December 31, 1994)

*   23.1      Consent of Arthur Andersen LLP

*   24        Power of Attorney

*   27.1      Financial Data Schedule

----------------

*   Filed herewith.
** Filed herewith; however, confidential treatment has been requested with respect to certain portions of exhibit.