Form 10-Q
period 1999-03-31
EOTT ENERGY PARTNERS LP
filed 1999-05-17
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                Delaware                                            76-0424520
----------------------------------------             ----------------------------------------
    (State or Other Jurisdiction of                              (I.R.S. Employer
     Incorporation or Organization)                             Identification No.)

         1330 Post Oak Boulevard
               Suite 2700
             Houston, Texas                                            77056
----------------------------------------             ----------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (713) 993-5200
               --------------------------------------------------
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                           EOTT ENERGY PARTNERS, L.P.

                               TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----

                                           PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended March 31, 1999 and 1998.........................................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      March 31, 1999 and December 31, 1998...............................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Three Months Ended March 31, 1999 and 1998.........................................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Three Months Ended March 31, 1999..................................................................6

   Notes to Condensed Consolidated Financial Statements..................................................7


ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................................................15


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................26

                                            PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................................................27

ITEM 4.  Submission of Matters to a Vote of Security Holders............................................27

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

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                        1999             1998
                                                                    ------------     ------------


Revenue .........................................................   $  1,433,157     $  1,339,404

Cost of Sales ...................................................      1,380,361        1,311,857
                                                                    ------------     ------------

Gross Margin ....................................................         52,796           27,547

Expenses
   Operating expenses ...........................................         36,183           23,390
   Depreciation and amortization ................................          8,140            4,514
                                                                    ------------     ------------
     Total ......................................................         44,323           27,904
                                                                    ------------     ------------

Operating Income ................................................          8,473             (357)

Other Income (Expense)
   Interest income ..............................................            175              171
   Interest and related charges .................................         (6,502)          (1,790)
   Other, net ...................................................            388              253
                                                                    ------------     ------------
     Total ......................................................         (5,939)          (1,366)
                                                                    ------------     ------------

Net Income (Loss) Before Cumulative Effect of Accounting Change .          2,534           (1,723)

Cumulative Effect of Accounting Change (Note 9) .................          1,747               --
                                                                    ------------     ------------


Net Income (Loss) ...............................................   $      4,281     $     (1,723)
                                                                    ============     ============


Basic Net Income (Loss) Per Unit
   Common .......................................................   $       0.15     $      (0.09)
                                                                    ============     ============
   Subordinated .................................................   $       0.22     $      (0.09)
                                                                    ============     ============

Diluted Net Income (Loss) Per Unit ..............................   $       0.17     $      (0.09)
                                                                    ============     ============


Number of Units Outstanding for Diluted Computation .............         23,976           18,830
                                                                    ============     ============


              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    MARCH 31,     DECEMBER 31,
                                                                      1999           1998
                                                                   ----------     ----------

                                 ASSETS
Current Assets
    Cash and cash equivalents ...................................  $    3,501     $    3,033
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,800 and $1,860 respectively ...............     541,926        403,335
    Inventories .................................................     106,971        137,545
    Other .......................................................      60,350         30,328
                                                                   ----------     ----------
       Total current assets .....................................     712,748        574,241
                                                                   ----------     ----------

Property, Plant & Equipment, at cost ............................     502,539        497,807
    Less: Accumulated depreciation ..............................     119,435        112,568
                                                                   ----------     ----------
       Net property, plant & equipment ..........................     383,104        385,239
                                                                   ----------     ----------

Other Assets, net of amortization ...............................       5,998          6,340
                                                                   ----------     ----------

Total Assets ....................................................  $1,101,850     $  965,820
                                                                   ==========     ==========

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable ......................................  $  621,816     $  524,822
    Accrued taxes payable .......................................       6,411          5,192
    Short-term borrowings - affiliate ...........................      52,200         28,297
    Bridge loan - affiliate .....................................      42,000         42,000
    Term loan - affiliate .......................................     175,000        175,000
    Repurchase agreements .......................................      90,018         83,016
    Other .......................................................      13,251          9,983
                                                                   ----------     ----------
       Total current liabilities ................................   1,000,696        868,310
                                                                   ----------     ----------

Long-Term Liabilities ...........................................       6,298             --
                                                                   ----------     ----------

Commitments and Contingencies (Note 8)

Additional Partnership Interests (Note 6) .......................          --         21,928
                                                                   ----------     ----------

Partners' Capital
    Common Unitholders ..........................................      46,901         14,472
    Special Unitholders .........................................          --         21,092
    Subordinated Unitholders ....................................      40,261         38,315
    General Partner .............................................       7,694          1,703
                                                                   ----------     ----------
Total Partners' Capital .........................................      94,856         75,582
                                                                   ----------     ----------

Total Liabilities and Partners' Capital .........................  $1,101,850     $  965,820
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

                           EOTT ENERGY PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 -------------------------
                                                                     1999         1998
                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income (loss) to net cash
       provided by (used in) operating activities -
    Net income (loss) .........................................  $    4,281     $   (1,723)
    Depreciation ..............................................       7,600          4,007
    Amortization of intangible assets .........................         540            507
    Gains on disposal of assets ...............................        (166)          (130)
    Changes in components of working capital -
       Receivables ............................................    (138,591)       144,251
       Inventories ............................................      30,574         57,379
       Other current assets ...................................     (30,022)          (547)
       Trade payables .........................................      96,994       (197,636)
       Accrued taxes payable ..................................       1,219           (821)
       Other current liabilities ..............................       3,436          1,244
    Other assets and liabilities ..............................       6,121             10
                                                                 ----------     ----------
Net Cash Provided By (Used In) Operating Activities ...........     (18,014)         6,541
                                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment .......         268            561
    Additions to property, plant and equipment ................      (5,588)        (1,412)
    Other, net ................................................          --            182
                                                                 ----------     ----------
Net Cash Used In Investing Activities .........................      (5,320)          (669)
                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in short-term borrowings - affiliate ..      23,903        (11,300)
    Increase in repurchase agreements .........................       7,002         10,080
    Distributions to Unitholders ..............................      (6,935)        (5,695)
    Issuance of Additional Partnership Interests ..............          --          3,838
    Other .....................................................        (168)          (158)
                                                                 ----------     ----------
Net Cash Provided By (Used In) Financing Activities ...........      23,802         (3,235)
                                                                 ----------     ----------

Increase In Cash and Cash Equivalents .........................         468          2,637

Cash and Cash Equivalents, Beginning of Period ................       3,033          3,737
                                                                 ----------     ----------

Cash and Cash Equivalents, End of Period ......................  $    3,501     $    6,374
                                                                 ==========     ==========



Supplemental Cash Flow Information:
    Interest paid .............................................  $    6,408     $    1,868
                                                                 ==========     ==========



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                             COMMON            SPECIAL         SUBORDINATED      GENERAL
                                                           UNITHOLDERS       UNITHOLDERS        UNITHOLDERS      PARTNER
                                                           -----------       -----------        -----------      -------

Balance at December 31, 1998...........................   $      14,472    $      21,092     $      38,315    $     1,703

Net income (loss)......................................           1,611              618             1,946            106

Cash distributions.....................................          (5,381)          (1,416)              -             (138)

Contribution of Additional Partnership Interests.......          15,905              -                 -            6,023

Conversion of Special Units............................          20,294          (20,294)              -              -
                                                          -------------    -------------     -------------    -----------

Balance at March 31, 1999..............................   $      46,901    $         -       $      40,261    $     7,694
                                                          =============    =============     =============    ===========



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

      In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of March 31, 1999 and December 31, 1998, the results of operations and cash flows for the three months ended March 31, 1999 and 1998 and changes in partners' capital for the three months ended March 31, 1999. For the three months ended March 31, 1999 and 1998, traditional net income (loss) and comprehensive income (loss) are the same.

      On March 24, 1994, the General Partner completed an initial public offering of 10 million Common Units at $20.00 per unit, representing limited partner interests in the Partnership. In addition to its aggregate approximate 2% general partner interest in the Partnership, the General Partner owns an approximate 29% subordinated limited partner interest. Enron, through its ownership of EOTT Common Units, directly holds an approximate 14% interest in the Partnership.

      The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC.

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

     On December 1, 1998, the Partnership acquired certain additional crude oil gathering and transportation assets (the "Assets"), in key oil producing regions from Koch. The total purchase price of the Assets was $235.6 million, which includes consideration of $184.5 million in cash, 2,000,000 Common Units, 2,000,000 Subordinated Units and $11.4 million in transaction costs. EOTT financed the majority of the purchase price through short-term borrowings from Enron. See additional discussion regarding Enron financing in Note 3.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   CREDIT RESOURCES AND LIQUIDITY

     In 1995, Enron Corp. agreed to provide credit support (the "Credit Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the credit support was $600 million, as amended December 19, 1996, had a maturity of March 31, 1999 and was replaced with a new facility on December 1, 1998 as discussed below. As amended, the agreement contained sublimits on the availability of the Credit Facility of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees were based on actual charges by the banks, which ranged from .20% - .375% per annum. Interest on outstanding loans was charged at the London Interbank Offering Rate ("LIBOR") plus 25 basis points per annum. At December 31, 1997, EOTT had a note payable of $39.3 million with Enron under a financing arrangement for acquisitions and other capital projects (the "Note Payable"). This financing was provided at a rate of LIBOR plus 30 basis points per annum. The maturity date of the Note Payable was March 31, 1999 and the Note Payable was redeemed and reissued under the term loan discussed below.

     On December 1, 1998, Enron increased its existing credit facility with the Partnership to provide additional credit support (the "Enron Facility") in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron Facility is $1.0 billion, and it contains sublimits on the availability of the Enron Facility of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at LIBOR plus 250 basis points per annum.

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

     At March 31, 1999 and December 31, 1998, EOTT had $175 million of debt (the "Term Loan") outstanding with Enron under a financing arrangement to fund a portion of the cash consideration paid to Koch for the assets purchased in 1998 and to refinance indebtedness incurred in prior acquisitions. The Term Loan matures on December 31, 1999. The interest rate on the Term Loan is LIBOR plus 300 basis points.

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

     In addition, at March 31, 1999 and December 31, 1998, EOTT had $42.0 million of debt outstanding with Enron under a $100 million bridge loan (the "Bridge Loan") to finance a portion of the cash consideration for the acquisition of assets from Koch. The interest rate on the Bridge Loan is initially LIBOR plus 400 basis points. At the end of each three-month period, the spread on the Bridge Loan will increase by 25 basis points. The Bridge Loan is unsecured and matures on December 31, 1999.

     As discussed above, the interim Bridge Loan ($42 million) and Term Loan ($175 million) provided by Enron are due December 31, 1999. The General Partner intends to refinance the Bridge Loan and Term Loan on a long-term basis before maturity. The General Partner anticipates that the debt will be refinanced using a combination of financing alternatives including (a) third party bank debt, (b) private placement of debt, (c) an offering of high yield debt and/or
(d) an equity offering utilizing some portion of the additional 10 million Common Units which were authorized to be issued subsequent to year end (see
Note 5).

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, forms of which have been filed as exhibits to the Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

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

     At December 31, 1998, EOTT had outstanding forward commodity repurchase agreements of approximately $83.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 20, 1999 for approximately $83.4 million. At March 31, 1999, EOTT had outstanding forward commodity repurchase agreements of approximately $90.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on April 20, 1999 for approximately $90.5 million.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   EARNINGS PER UNIT

     Net income (loss) shown in the table below excludes the approximate two percent interest of the General Partner. Earnings (loss) per unit are calculated as follows (in millions, except per unit amounts):

                                                   THREE MONTHS ENDED MARCH 31,
                                ----------------------------------------------------------------------
                                              1999                                    1998
                                -------------------------------           ----------------------------
                                  Net         Wtd.                          Net        Wtd.
                                Income       Average       Per            Income      Average    Per
                                (Loss)       Units         Unit           (Loss)      Units       Unit
                                ------       -----         ----           ------      -----       ----
     Basic (1)
         Common               $  2,229      14,976      $   0.15          $(1,061)     11,830    $(0.09)
         Subordinated         $  1,946       9,000      $   0.22          $  (628)      7,000    $(0.09)
     Diluted (2)              $  4,175      23,976      $   0.17          $(1,689)     18,830    $(0.09)


(1) Net income (loss), excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding which is also reflected on the Statement of Partners' Capital, and Special Units are considered Common Units during the periods in which they are outstanding. Due to a negative capital account balance for the Common Unitholders during the second and third quarters of 1998, the loss allocated to the Common Unitholders attributable to these periods was reallocated to the remaining Unitholders based on their ownership percentage. The allocated loss was fully recouped by the Unitholders allocated the additional losses in the first quarter of 1999.

(2) The diluted earnings (loss) per unit calculation assumes the conversion of Subordinated Units into Common Units.

     Per unit information related to the cumulative effect of the change in accounting principle for the three months ended March 31, 1999 is as follows:

                                                                           Basic
                                                              -------------------------------
                                                                  Common        Subordinated         Diluted
                                                              -------------     -------------    -------------

        Net Income Before Cumulative Effect
           of Accounting Change............................   $        0.08     $        0.15    $        0.10

        Cumulative Effect of Accounting Change.............   $        0.07     $        0.07    $        0.07
                                                              -------------     -------------    -------------

        Net Income.........................................   $        0.15     $        0.22    $        0.17
                                                              =============     =============    =============


5.   PARTNERS' CAPITAL

     The following is a reconciliation of Units outstanding for the three months ended March 31, 1999.

                                                          Common              Special           Subordinated
                                                           Units               Units               Units
                                                       ------------        ------------         ------------


Units Outstanding at December 31, 1998 ...........       11,996,000           2,980,011            9,000,000


Conversion of Special Units into Common Units ....        2,980,011          (2,980,011)                  --
                                                       ------------        ------------         ------------

Units Outstanding at March 31, 1999 ..............       14,976,011                  --            9,000,000
                                                       ============        ============         ============

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     On February 12, 1999, the Partnership obtained approval of proposals presented at a Special Meeting of Unitholders. Approval of these proposals, among other things, (a) authorized the Partnership to issue an additional 10 million Common Units to raise cash to reduce indebtedness, for acquisitions and other Partnership purposes, (b) changed the terms of the Special Units so that they became convertible into Common Units and (c) resulted in an increase in Enron's distribution support to $29 million and an extension of the support through the fourth quarter of 2001. As a result of the approval of the proposals, Enron contributed the $21.9 million in APIs outstanding pursuant to its commitment made in connection with the Support Agreement discussed in Note 6.

6.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

         Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates are as follows (in thousands):

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       --------------------------
                                                                          1999            1998
                                                                       -----------    -----------
     Revenue.........................................................  $       555    $     6,710
     Cost of Sales...................................................        2,248          7,411

     Revenue in 1999 and 1998 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. and natural gas liquids sales to Enron Gas Liquids, Inc. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions, in the opinion of management, are no less favorable than can be obtained from unaffiliated third parties.

     Related party receivables at March 31, 1999 and December 31, 1998 were $0.1 million and $0.2 million, respectively, and are classified as trade and other receivables. Related party payables at March 31, 1999 and December 31, 1998 were $1.4 million and $1.6 million, respectively, and are classified as trade accounts payable.

     Support Agreement. Pursuant to a Support Agreement dated September 21, 1998 (a) Enron agreed to make loans to the Partnership to fund the cash portion of the consideration paid to Koch for the Assets at closing as discussed in
Note 2 and to refinance indebtedness incurred in a prior acquisition of assets from Koch on July 1, 1998, (b) Enron agreed to increase and extend the Partnership's credit facility with Enron to $1 billion through December 31, 2001, (c) the Partnership agreed to issue 1,150,000 Special Units to Enron, (d) Enron agreed to contribute $21.9 million in APIs to the Partnership on the earlier of the date certain proposals, discussed further in Note 5, are approved by the Unitholders at a special meeting of Unitholders or May 17, 1999, (e) Enron agreed that if certain proposals are approved by the Unitholders it will extend its cash distribution support through the fourth quarter of 2001, and (f) the Partnership agreed that, if any additional APIs are issued prior to approval of certain proposals by the Unitholders, it will issue additional Common Units at $19.00 per share in exchange for such additional APIs. As discussed further in Note 5, the Partnership obtained Unitholder approval of these proposals on February 12, 1999. Pursuant to the Support Agreement, EOTT borrowed from Enron a $42 million Bridge Loan and $175 million Term Loan and entered into a $1 billion credit facility with Enron, to replace its existing $600 million credit facility.

     Special Units. Effective July 16, 1996, EOTT created a new class of limited partner interest designated as Special Units. The Special Units ranked pari passu with the Common Units in all distributions and upon liquidation and was voted as a class with the Common Units. In connection with the Support Agreement, the Partnership issued 1,150,000 Special Units to Enron in December 1998 and, as discussed further below, Enron contributed $21.9 million APIs to the Partnership in February 1999. The Special Units were converted into Common Units in March 1999 on a one-for-one basis pursuant to the Support Agreement following the favorable vote of Unitholders in February 1999.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Additional Partnership Interests. As of December 31, 1998, Enron had paid $21.9 million in distribution support. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. As discussed in Note 5, certain Unitholder approvals were obtained on February 12, 1999 and as a result, Enron increased its cash distribution support to $29 million and extended it through the fourth quarter of 2001 and contributed the $21.9 million in APIs outstanding pursuant to its commitment made in connection with the Support Agreement.

7.   OTHER INCOME (EXPENSE), NET

     The components of other income (expense), net are as follows (in thousands):

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       --------------------------
                                                                          1999            1998
                                                                       -----------    -----------

     Gain (loss) on foreign currency transactions....................  $       121    $       (21)
     Gain on disposal of fixed assets................................          166            130
     Other...........................................................          101            144
                                                                       -----------    -----------
         Total.......................................................  $       388    $       253
                                                                       ===========    ===========


8.   LITIGATION AND OTHER CONTINGENCIES

     EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership is responsible for all litigation and other claims relating to the business acquired from EOTT Energy Corp., although the Partnership will be entitled to the benefit of certain insurance maintained by Enron covering occurrences prior to the closing of the offering. The Partnership believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed in "Part I, Item 3. Legal Proceedings" of EOTT's Annual Report filed on Form 10-K for the year ended December 31, 1998.

     The Texas Federal Anti-Trust Suit, the Mississippi Federal Anti-Trust Suit, and the Louisiana Federal Anti-Trust Suit, along with several other suits to which EOTT was not a party, were consolidated for settlement purposes and transferred to the Southern District of Texas in Corpus Christi by Transfer Order dated January 14, 1998. EOTT and the General Partner, along with a majority of the other named defendants, entered into a Settlement Agreement in December 1998, whereby the Settling Defendants agreed to settle their claims with the Plaintiffs. Adequate reserves have been recorded for EOTT's portion of the settlement. The settlement was verbally approved by the Honorable Judge Janis Jack on April 7, 1999. The Settling Defendants are waiting for a final judgment to be entered. If no appeal to the final judgment is filed, the cases referenced above will be dismissed.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.       CHANGE IN ACCOUNTING PRINCIPLE

     In December 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The consensus requires the effect of initial application of Issue 98-10 to be recorded as a cumulative effect of a change in accounting principle effective January 1, 1999, for calendar year companies. The cumulative effect of adopting Issue 98-10 effective January 1, 1999 was $1.7 million and is reflected as an increase in net income in the Condensed Consolidated Statement of Operations. For the three months ended March 31, 1999, EOTT had a net mark-to-market gain of $2.1 million.

10.  NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The standard cannot be applied retroactively, but early adoption is permitted. EOTT has not yet determined the impact of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.

11.  BUSINESS SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard requires that companies report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods for fiscal years beginning after December 15, 1997. EOTT adopted this statement for the fiscal year ending December 31, 1998 and restated prior year information.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 2 included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. EOTT evaluates performance based on operating income (loss).

     EOTT accounts for intersegment revenue and transfers between North American Crude Oil - East of Rockies and West Coast Operations as if the sales or transfers were to third parties, that is, at current market prices. Intersegment revenues for Pipeline Operations are based on published pipeline tariffs.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)

                                        NORTH
                                       AMERICAN                     WEST         CORPORATE
                                       CRUDE OIL      PIPELINE      COAST           AND
                                        - EOR         OPERATIONS  OPERATIONS       OTHER(b)   CONSOLIDATED
                                      -----------    -----------  -----------    -----------   -----------
THREE MONTHS ENDED MARCH 31, 1999
Revenue from external customers ..... $ 1,315,247    $     3,142  $   114,768    $        --   $ 1,433,157
Intersegment revenue (a) ............      13,122         20,294        5,554        (38,970)           --
                                      -----------    -----------  -----------    -----------   -----------
   Total revenue ....................   1,328,369         23,436      120,322        (38,970)    1,433,157
                                      -----------    -----------  -----------    -----------   -----------
Gross margin ........................      22,092         23,564        7,140             --        52,796
                                      -----------    -----------  -----------    -----------   -----------
Operating income (loss) .............       1,569         10,761        2,385         (6,242)        8,473
Other expense .......................          --             --           --         (5,939)       (5,939)
                                      -----------    -----------  -----------    -----------   -----------
Net income (loss) before cumulative
  effect of accounting change........       1,569         10,761        2,385        (12,181)        2,534
                                      -----------    -----------  -----------    -----------   -----------


THREE MONTHS ENDED MARCH 31, 1998
Revenue from external customers ..... $ 1,077,831    $     1,584  $   173,885    $    86,104   $ 1,339,404
Intersegment revenue (a) ............       8,094          3,418          123        (11,635)           --
                                      -----------    -----------  -----------    -----------   -----------
   Total revenue ....................   1,085,925          5,002      174,008         74,469     1,339,404
                                      -----------    -----------  -----------    -----------   -----------
Gross margin ........................      19,612          4,957        2,294            684        27,547
                                      -----------    -----------  -----------    -----------   -----------
Operating income (loss) .............       4,144            368          (62)        (4,807)         (357)
Other expense .......................          --             --           --         (1,366)       (1,366)
                                      -----------    -----------  -----------    -----------   -----------
Net income (loss) before cumulative
  effect of accounting change........       4,144            368          (62)        (6,173)       (1,723)
                                      -----------    -----------  -----------    -----------   -----------

TOTAL ASSETS AT MARCH 31, 1999 ...... $   723,939    $   280,573  $    75,092    $    22,246   $ 1,101,850
                                      -----------    -----------  -----------    -----------   -----------
TOTAL ASSETS AT DECEMBER 31, 1998 ...     608,655        279,315       60,677         17,173       965,820
                                      -----------    -----------  -----------    -----------   -----------


(a) Intersegment sales for North American Crude Oil - EOR and West Coast Operations are made at prices comparable to those received from external customers. Intersegment sales for Pipeline Operations are based on published pipeline tariffs.

(b) Corporate and Other also includes the East of Rockies refined products business and intersegment eliminations.

12.  REALIGNMENT INITIATIVES

     In late 1997, EOTT decided to exit the marginal East of Rockies refined products business and streamlined business processes throughout the organization and realigned reporting responsibilities to improve the Partnership's overall cost structure. The realignment initiatives have been completed and the reserves were adequate to complete the initiatives.

13.  SUBSEQUENT EVENTS

     On April 20, 1999, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $.475 for all Common Units for the period January 1, 1999 through March 31, 1999. The first quarter distribution of $7.2 million was paid on May 14, 1999 to the General Partner and all Common Unitholders of record as of April 30, 1999. The distribution was paid utilizing $4.7 million of Available Cash from the Partnership and $2.5 million cash provided by Enron pursuant to Enron's distribution support obligation. After payment of the first quarter distribution in May 1999, the cumulative amount paid from the Enron distribution support will total $2.5 million.

     On May 1, 1999, EOTT acquired crude oil transportation and storage assets in key oil producing regions from Texas-New Mexico Pipeline Company which included approximately 2,000 miles of common carrier crude oil pipelines. EOTT paid $33 million in cash and financed the acquisition using short-term borrowings from Enron.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

Information Regarding Forward-Looking Information

      The statements in this Quarterly Report on Form 10-Q that are not historical information are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance, involve significant risks and uncertainties and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in obtaining additional lease barrels, maintaining lease barrels, demands for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, industry conditions, the ability of the Partnership to avoid environmental liabilities, developments at FERC relating to pipeline tariff regulation, the successful resolution of litigation, the success of the Partnership's risk management activities and conditions of the capital and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.

OVERVIEW

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and other petroleum products and related activities. Statement of Financial Accounting Standards No. 131, "Reporting Disaggregated Information About a Business Enterprise", requires that segment reporting for public companies be measured the same way management identifies and evaluates information internally. EOTT adopted this standard for year end 1998 reporting and restated all prior year information based on the following reportable business segments: North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations (see Note 11 to the Condensed Consolidated Financial Statements for certain financial information by business segment).

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

RECENT DEVELOPMENTS

     On May 1, 1999, EOTT acquired crude oil transportation and storage assets in key oil producing regions from Texas-New Mexico Pipeline Company which included approximately 2,000 miles of common carrier crude oil pipelines. EOTT paid $33 million in cash and financed the acquisition using short-term borrowings from Enron.

     On February 12, 1999, the Partnership obtained approval of proposals presented at a Special Meeting of Unitholders. Approval of these proposals, among other things, (a) authorized the Partnership to issue an

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


additional 10 million Common Units to raise cash to reduce indebtedness, for acquisitions and other Partnership purposes, (b) changed the terms of the Special Units so that they became convertible into Common Units and (c) resulted in an increase in Enron's cash distribution support to $29 million and an extension of that support through the fourth quarter of 2001. As a result of the approval of the proposals, Enron contributed the $21.9 million in APIs outstanding pursuant to its commitment made in connection with the Support Agreement discussed in Note 6 to the Condensed Consolidated Financial Statements.

     The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated partnerships.

RESULTS OF OPERATIONS

     EOTT reported net income of $4.3 million or $0.17 per diluted Unit for the first quarter of 1999 compared to a net loss of $1.7 million or $0.09 per diluted Unit for the first quarter of 1998. The first quarter 1999 results reflect increased lease volumes and margins associated with the asset acquisitions in 1998 and the adoption of conclusions reached by the Emerging Issues Task Force Issue No. 98-10 ("Issue 98-10"), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The adoption of Issue 98-10 in the first quarter of 1999 included a $1.7 million cumulative effect as of January 1, 1999 and approximately $2.1 million of unrealized mark-to-market gains in the current period.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                   1999            1998
                                                                                ------------    ------------

Revenues:
   North American Crude Oil - East Rockies...................................   $   1,328.4     $    1,085.9
   Pipeline Operations.......................................................          23.5              5.0
   West Coast Operations.....................................................         120.3            174.0
   Corporate and Other.......................................................          -                86.1
   Intersegment eliminations.................................................         (39.0)           (11.6)
                                                                                -----------     ------------
   Total.....................................................................   $   1,433.2     $    1,339.4
                                                                                ===========     ============

Gross margin:
   North American Crude Oil - East of Rockies................................   $      22.1     $       19.6
   Pipeline Operations.......................................................          23.6              4.9
   West Coast Operations.....................................................           7.1              2.3
   Corporate and Other.......................................................            -               0.7
                                                                                ------------    ------------
     Total...................................................................   $      52.8     $       27.5
                                                                                ===========     ============

Operating income (loss):
   North American Crude Oil - East of Rockies................................   $       1.6     $        4.1
   Pipeline Operations.......................................................          10.8              0.4
   West Coast Operations.....................................................           2.3             (0.1)
   Corporate and Other.......................................................          (6.2)            (4.8)
                                                                                ------------    ------------
     Total...................................................................   $       8.5     $       (0.4)
                                                                                ===========     ============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

     The North American Crude Oil - East of Rockies business segment and West Coast Operations business segment are characterized by generally very thin and volatile profit margins on purchase and sale transactions, and the absolute price levels for crude oil and other petroleum products do not necessarily bear a direct relationship to margins per barrel, although such price levels significantly impact revenues and cost of sales. Gross margin is the difference between the sales price of crude oil or other petroleum products and the cost of crude oil and products purchased, including costs paid to third parties for transportation and handling charges. As a result, period-to-period variations in revenues and cost of sales are not meaningful, and therefore are not discussed for the North American Crude Oil - East of Rockies and West Coast Operations business segments. Pipeline Operations revenues are primarily a function of the level of crude oil transported through the pipeline, known as throughput and the applicable published pipeline tariffs.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998.

     North American Crude Oil - East of Rockies: Operating income for the North American Crude Oil segment was $1.6 million for the first quarter 1999, compared to $4.1 million for the same period in 1998. Gross margin increased $2.5 million to $22.1 million in the first quarter of 1999 due primarily to increased margins related to the asset acquisitions in 1998 and the mark-to-market of certain energy contracts which resulted in approximately $2.1 million of unrealized gains being recorded in the current period. Operating expenses of $20.5 million for the first quarter 1999 were $5.0 million higher than in the first quarter of 1998 due primarily to higher operating costs and employee related costs associated with the acquisition of assets from Koch in December 1998.

     Pipeline Operations: Pipeline Operations had operating income of $10.8 million for the first quarter 1999 compared to operating income of $0.4 million for the same period in 1998. Revenues increased $18.5 million to $23.5 million in the first quarter of 1999 due primarily to increased activity related to the acquisition of pipelines from Koch. Operating expenses of $12.8 million for the first quarter of 1999 were $8.3 million higher than in the first quarter of 1998 due to higher employee related costs, operating costs and depreciation and amortization associated with the acquisition of assets from Koch.

     West Coast Operations: West Coast Operations had operating income of $2.3 million for the first quarter 1999, compared to an operating loss of $0.1 million for the same period in 1998 primarily due to increased volumes and margins related to the acquisition of assets from Koch. Operating expenses of $4.8 million for the first quarter of 1999 were $2.4 million higher than in the first quarter of 1998 due to higher employee related costs, operating costs and depreciation and amortization associated with the acquisition of assets from Koch.

     Corporate and Other: Corporate and Other costs were $6.2 million for the first quarter 1999 compared to $5.5 million in the first quarter 1998. The increase is due primarily to higher system operating costs and insurance costs. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency and gains on sales of fixed assets, increased $0.1 million in the first quarter 1999 compared to the same period in 1998 primarily due to gains on foreign currency transactions. Interest and related charges in the first quarter 1999 were $6.5 million compared to $1.8 million for the same period in 1998. The increase is due to higher average short-term debt in 1999 due to the financing of the acquisition of assets from Koch.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

Cash Flows From Operating Activities

     Net cash used in operating activities totaled $18.0 million for the first quarter of 1999 compared to net cash provided by operating activities of $6.5 million for the same period in 1998. Net cash used in operating activities in the first quarter of 1999 is primarily due to increased cash requirements related to NYMEX trading activities.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $5.3 million for the first quarter of 1999 compared to $0.7 million for the same period in 1998. Proceeds from asset sales were $0.3 million in 1999 compared to $0.6 million in asset sales the first quarter of 1998. Additions to property, plant, and equipment of $5.6 million in 1999 include $3.5 million for pipeline connections and improvements and $0.9 million for information systems development. The Partnership expects to incur approximately $7-8 million in sustaining capital expenditures for the remainder of 1999.

Cash Flows From Financing Activities

     Net cash provided by financing activities totaled $23.8 million for the first quarter of 1999 compared to net cash used of $3.2 million for the same period in 1998. The 1999 amount primarily represents increases in short-term borrowings for working capital needs offset by distributions paid to all Common and Special Unitholders for the period October 1, 1998 through December 31, 1998.

Working Capital and Credit Resources

     In 1995, Enron Corp. agreed to provide credit support (the "Credit Facility") to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the credit support was $600 million, as amended December 19, 1996, had a maturity of March 31, 1999 and was replaced with a new facility on December 1, 1998 as discussed below. As amended, the agreement contained sublimits on the availability of the Credit Facility of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees were based on actual charges by the banks, which ranged from .20% - .375% per annum. Interest on outstanding loans was charged at the London Interbank Offering Rate ("LIBOR") plus 25 basis points per annum. At December 31, 1997, EOTT had a note payable of $39.3 million with Enron under a financing arrangement for acquisitions and other capital projects (the "Note Payable"). This financing was provided at a rate of LIBOR plus 30 basis points per annum. The maturity date of the Note Payable was March 31, 1999 and the Note Payable was redeemed and reissued under the term loan discussed below.

     On December 1, 1998, Enron increased its existing credit facility with the Partnership to provide additional credit support (the "Enron Facility") in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron Facility is $1.0 billion, and it contains sublimits on the availability of the Enron Facility of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees are based on actual charges by the banks which range from
 .20% - .375% per annum. Interest on outstanding loans is charged at LIBOR plus 250 basis points per annum.

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

     At March 31, 1999 and December 31, 1998, EOTT had $175 million of debt (the "Term Loan") outstanding with Enron under a financing arrangement to fund a portion of the cash consideration paid to Koch for the assets

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


purchased in 1998 and to refinance indebtedness incurred in prior acquisitions. The Term Loan matures on December 31, 1999. The interest rate on the Term Loan is LIBOR plus 300 basis points.

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

     In addition, at March 31, 1999 and December 31, 1998, EOTT had $42.0 million of debt outstanding with Enron under a $100 million bridge loan (the "Bridge Loan") to finance a portion of the cash consideration for the acquisition of assets from Koch. The interest rate on the Bridge Loan is initially LIBOR plus 400 basis points. At the end of each three-month period, the spread on the Bridge Loan will increase by 25 basis points. The Bridge Loan is unsecured and matures on December 31, 1999.

     As discussed above, the interim Bridge Loan ($42 million) and Term Loan ($175 million) provided by Enron are due December 31, 1999. The General Partner intends to refinance the Bridge Loan and Term Loan on a long-term basis before maturity. The General Partner anticipates that the debt will be refinanced using a combination of financing alternatives including (a) third party bank debt, (b) private placement of debt, (c) an offering of high yield debt and/or
(d) an equity offering utilizing some portion of the additional 10 million Common Units which were authorized to be issued subsequent to year end (see
Note 5 to the Condensed Consolidated Financial Statements).

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

     Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, forms of which have been filed as exhibits to the Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

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

     At December 31, 1998, EOTT had outstanding forward commodity repurchase agreements of approximately $83.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 20, 1999 for approximately $83.4 million. At March 31, 1999, EOTT had outstanding forward commodity repurchase agreements of approximately $90.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on April 20, 1999 for approximately $90.5 million.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


     The Plan recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of the Partnership's business. The Partnership does not have control of these Outside Entities or Outside Systems. However, the Plan includes an ongoing process of contacting Outside Entities whose systems, in the General Partner's judgment, have, or may have, a substantial effect on the Partnership's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The Plan envisions the Partnership attempting to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible" (that is, able to process data reliably, both before and after January 1, 2000, without disruption due to an inability to process date information). The Partnership will attempt reasonably to coordinate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical to the Partnership will be Year 2000 compatible well before January 1, 2000. Consequently, the Partnership will work prudently with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert (where necessary), test (where necessary), and develop contingency plans for the Partnership's connections to these mission-critical Outside Systems, to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with the Partnership's remediation of its own mission-critical systems.

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

     As of May 1999, the Partnership is at various stages in implementation of the Plan as shown in the following tables. The Plan includes verification and validation of certain of the Partnership's mission-critical facilities and functions by independent consultants. These consultants will participate to varying degrees in many or all of the stages, including the inventory, assessment, and testing phases. The Partnership will continue closely to monitor work under the Plan and will revise estimated completion dates for the initial iteration of each listed process according to experience. The Koch acquisition in December of 1998 has caused some of the dates set forth below to be adjusted. All dates are only relevant for the initial iteration of the applicable stage of the Plan. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed.


---------------------------------------------------------------------------------------------------------
                                      YEAR 2000 PROJECT READINESS

------------------- ---------- ----------- ---------- ----------- -------- ----------- ------------------
                    Inventory  Assessment  Analysis   Conversion  Testing  Y2K-Ready   Contingency Plan
------------------- ---------- ----------- ---------- ----------- -------- ----------- ------------------
Mission-Critical        C          IP         IP          IP        IP         IP             IP
Internal Items
------------------- ---------- ----------- ---------- ----------- -------- ----------- ------------------
Mission-Critical        C          IP         IP          IP        IP         IP             TBI
Outside Entities
------------------- ---------- ----------- ---------- ----------- -------- ----------- ------------------
Legend:  C = Complete       IP = In Process        TBI = To Be Initiated

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


---------------------------------------------------------------------------------------------------------
                              YEAR 2000 PROJECT ESTIMATED COMPLETION DATES

------------------- ---------- ----------- ---------- ----------- -------- ----------- ------------------
                    Inventory  Assessment  Analysis   Conversion  Testing  Y2K-Ready   Contingency Plan
------------------- ---------- ----------- ---------- ----------- -------- ----------- ------------------
Mission-Critical      7/98        5/99       5/99        6/99      7/99       8/99           10/99
Internal Items
------------------- ---------- ----------- ---------- ----------- -------- ----------- ------------------
Mission-Critical      7/98        5/99       6/99        8/99      9/99      10/99           10/99
Outside Entities
------------------- ---------- ----------- ---------- ----------- -------- ----------- ------------------


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

     In a recent Securities and Exchange Commission release regarding Year 2000 disclosures, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Partnership's mission-critical information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as oil facilities and pipelines; and the failure of Outside Systems, the effects of which would have a cumulative material adverse impact on the Partnership's mission-critical systems. Among other things, the Partnership could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. The Partnership could also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of the Partnership's revenues, would be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on the Partnership, and the diminution of the Partnership's revenues, from a domestic or global recession or depression, also is likely to be material, although not quantifiable at this time.

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

OUTLOOK

      EOTT will continue to pursue attractive acquisition or business combination opportunities to increase its scale of business, add cash flow, and reduce earnings volatility. The acquisition of assets from Texas-New

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


Mexico Pipeline Company, effective May 1, 1999, will provide stable pipeline revenues, which will help strengthen the dependability of the Partnership's cash flow. Acquisitions that result in increased lease purchase volumes should help to enhance EOTT's marketing and trading opportunities. EOTT management is committed to continue improving internal business processes in all operational, marketing, and administrative areas and thereby achieve improvements in productivity.

      Historically, this business has been very competitive with thin and volatile profit margins. Due to the volatility of crude oil prices and the decline in crude oil production, crude oil gathering margins continue to be volatile. The volatility of the market and the amount of crude oil produced cannot be projected with any level of certainty. The Partnership intends to continue to pay MQDs to all its Common Unitholders; however, due to the volatility of the market and the decline in crude oil being produced which affects operating results, it is possible that distribution support from Enron may be needed to pay MQDs in the future. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs and has increased its cash distribution support to $29 million and extended it through the fourth quarter 2001, which should further assure Common Unitholders of continued reliable distributions.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                           EOTT ENERGY PARTNERS, L.P.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in EOTT's Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

      There are no material changes in market risks faced by the Company from those reported in EOTT's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION

                           EOTT ENERGY PARTNERS, L.P.



ITEM 1. Legal Proceedings

     See Part I. Item 1, Note 8 to the Condensed Consolidated Financial Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.


ITEM 4. Submission of Matters to a Vote of Security Holders

     On February 12, 1999, the Partnership obtained approval of three proposals presented at a Special Meeting of Unitholders. The three proposals and the votes cast for each proposal are as follows: (1) authorization for the Partnership to issue an additional 10,000,000 Common Units; for - 10,369,173; against - 277,605; abstain - 125,903 (2) approval to change the terms of the Special Units so that they are convertible into Common Units and will permit those Common Units to be listed on the New York Stock Exchange; for - 7,457,327; against - 222,937; abstain - 112,406 (3) approval of the recent acquisition of assets from Koch Pipeline Company, L.P. and Koch Oil Company, in order to permit the listing on the New York Stock Exchange of Common Units that may be issued upon conversion of the Subordinated Units that were issued to Koch Pipeline Company in connection with the transaction; for - 5,548,016; against - 131,557; abstain - 113,097.


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 10.29 Form of Executive Employment Agreement between EOTT Energy Corp. and Dana R. Gibbs

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



                                            EOTT ENERGY PARTNERS, L.P.
                                            (A Delaware Limited Partnership)

Date:  May 17, 1999                         By:   EOTT ENERGY CORP. as
                                                  General Partner


                                                /s/  LORI L.MADDOX
                                            --------------------------------

                                            Lori L. Maddox
                                            Controller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX



    EXHIBIT NO.                  DESCRIPTION
    -----------                  -----------
     Exhibit 10.29   Form of Executive Employment Agreement between EOTT Energy
                     Corp. and Dana R.Gibbs

     Exhibit 27      Financial Data Schedule