Form 10-Q
period 1999-06-30
EOTT ENERGY PARTNERS LP
filed 1999-08-16
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                            76-0424520
-------------------------------                           ----------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

       1330 Post Oak Boulevard
             Suite 2700
           Houston, Texas                                       77056
----------------------------------------                      ----------
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

                           EOTT ENERGY PARTNERS, L.P.

                               TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----

                                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended June 30, 1999 and 1998, and Six Months
      Ended June 30, 1999 and 1998.......................................................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      June 30, 1999 and December 31, 1998................................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Six Months Ended June 30, 1999 and 1998............................................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Six Months Ended June 30, 1999.....................................................................6

   Notes to Condensed Consolidated Financial Statements..................................................7


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................................16


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................29

                                            PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................................................30

ITEM 6.  Exhibits and Reports on Form 8-K...............................................................30

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                      ------------------------------      ------------------------------
                                                          1999              1998              1999              1998
                                                      ------------      ------------      ------------      ------------

Revenue .........................................     $  2,259,303      $  1,231,875      $  3,692,460      $  2,571,279

Cost of Sales ...................................        2,203,606         1,202,719         3,583,967         2,514,576
                                                      ------------      ------------      ------------      ------------

Gross Margin ....................................           55,697            29,156           108,493            56,703

Expenses
   Operating expenses ...........................           38,632            23,435            74,815            46,825
   Depreciation and amortization ................            8,350             4,564            16,490             9,078
                                                      ------------      ------------      ------------      ------------
     Total ......................................           46,982            27,999            91,305            55,903
                                                      ------------      ------------      ------------      ------------

Operating Income ................................            8,715             1,157            17,188               800

Other Income (Expense)
   Interest income ..............................              145               171               320               342
   Interest and related charges .................           (7,318)           (2,033)          (13,820)           (3,823)
   Other, net ...................................              640              (569)            1,028              (316)
                                                      ------------      ------------      ------------      ------------
     Total ......................................           (6,533)           (2,431)          (12,472)           (3,797)
                                                      ------------      ------------      ------------      ------------

Net Income (Loss) Before Cumulative
   Effect of Accounting Change ..................            2,182            (1,274)            4,716            (2,997)

Cumulative Effect of Accounting
   Change (Note 9) ..............................               --                --             1,747                --
                                                      ------------      ------------      ------------      ------------

Net Income (Loss) ...............................     $      2,182      $     (1,274)     $      6,463      $     (2,997)
                                                      ============      ============      ============      ============


Basic Net Income (Loss) Per Unit (Note 4)
   Common .......................................     $       0.09      $      (0.06)     $       0.24      $      (0.15)
                                                      ============      ============      ============      ============
   Subordinated .................................     $       0.09      $      (0.07)     $       0.31      $      (0.16)
                                                      ============      ============      ============      ============

Diluted Net Income (Loss) Per Unit (Note 4) .....     $       0.09      $      (0.07)     $       0.26      $      (0.16)
                                                      ============      ============      ============      ============

Number of Units Outstanding
   for Diluted Computation ......................           23,976            18,830            23,976            18,830
                                                      ============      ============      ============      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1999             1998
                                                                                    -----------     -----------

                                                ASSETS
Current Assets
    Cash and cash equivalents .................................................     $     3,652     $     3,033
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,732 and $1,860 respectively .............................         649,824         403,335
    Inventories ...............................................................         102,580         137,545
    Other .....................................................................          62,837          30,328
                                                                                    -----------     -----------
       Total current assets ...................................................         818,893         574,241
                                                                                    -----------     -----------

Property, Plant & Equipment, at cost ..........................................         543,040         497,807
    Less: Accumulated depreciation ............................................         126,431         112,568
                                                                                    -----------     -----------
       Net property, plant & equipment ........................................         416,609         385,239
                                                                                    -----------     -----------

Other Assets, net of amortization .............................................           5,533           6,340
                                                                                    -----------     -----------

Total Assets ..................................................................     $ 1,241,035     $   965,820
                                                                                    ===========     ===========

                                   LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable ....................................................     $   768,342     $   524,822
    Accrued taxes payable .....................................................           8,761           5,192
    Short-term borrowings - affiliate .........................................          50,200          28,297
    Bridge loan - affiliate ...................................................          42,000          42,000
    Term loan - affiliate .....................................................         175,000         175,000
    Repurchase agreements .....................................................          89,998          83,016
    Other .....................................................................          14,229           9,983
                                                                                    -----------     -----------
       Total current liabilities ..............................................       1,148,530         868,310
                                                                                    -----------     -----------

Long-Term Liabilities .........................................................             153              --
                                                                                    -----------     -----------

Commitments and Contingencies (Note 8)

Additional Partnership Interests (Note 6) .....................................           2,547          21,928
                                                                                    -----------     -----------

Partners' Capital
    Common Unitholders ........................................................          41,123          14,472
    Special Unitholders .......................................................              --          21,092
    Subordinated Unitholders ..................................................          41,064          38,315
    General Partner ...........................................................           7,618           1,703
                                                                                    -----------     -----------
Total Partners' Capital .......................................................          89,805          75,582
                                                                                    -----------     -----------

Total Liabilities and Partners' Capital .......................................     $ 1,241,035     $   965,820
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         1999            1998
                                                                      ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income (loss) to net cash
       provided by (used in) operating activities -
    Net income (loss) ...........................................     $    6,463      $   (2,997)
    Depreciation ................................................         15,456           8,063
    Amortization of intangible assets ...........................          1,034           1,015
    Gains on disposal of assets .................................           (436)            (77)
    Changes in components of working capital -
       Receivables ..............................................       (246,489)         65,824
       Inventories ..............................................         34,965          28,020
       Other current assets .....................................        (32,509)         (2,906)
       Trade accounts payable ...................................        243,520        (141,397)
       Accrued taxes payable ....................................          3,569            (514)
       Other current liabilities ................................            527           3,436
    Other assets and liabilities ................................             52             397
                                                                      ----------      ----------
Net Cash Provided By (Used In) Operating Activities .............         26,152         (41,136)
                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment .........            548             640
    Acquisitions ................................................        (33,000)             --
    Additions to property, plant and equipment ..................        (10,064)         (3,268)
    Other, net ..................................................             --              24
                                                                      ----------      ----------
Net Cash Used In Investing Activities ...........................        (42,516)         (2,604)
                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in short-term borrowings - affiliate ....         21,903         (41,400)
    Increase in repurchase agreements ...........................          6,982          89,540
    Distributions to Unitholders ................................        (14,168)        (11,400)
    Issuance of Additional Partnership Interests ................          2,547           6,677
    Other, net ..................................................           (281)           (319)
                                                                      ----------      ----------
Net Cash Provided By Financing Activities .......................         16,983          43,098
                                                                      ----------      ----------

Increase (Decrease) In Cash and Cash Equivalents ................            619            (642)

Cash and Cash Equivalents, Beginning of Period ..................          3,033           3,737
                                                                      ----------      ----------

Cash and Cash Equivalents, End of Period ........................     $    3,652      $    3,095
                                                                      ==========      ==========

Supplemental Cash Flow Information:
    Interest paid ...............................................     $   13,464      $    3,944
                                                                      ==========      ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           COMMON         SPECIAL      SUBORDINATED    GENERAL
                                                         UNITHOLDERS    UNITHOLDERS    UNITHOLDERS     PARTNER
                                                         -----------    -----------    -----------     -------

Partners' Capital at December 31, 1998 ..............     $  14,472      $  21,092      $  38,315     $   1,703

Net income ..........................................         2,947            618          2,749           149

Cash distributions ..................................       (12,495)        (1,416)            --          (257)

Contribution of Additional Partnership Interests ....        15,905             --             --         6,023

Conversion of Special Units .........................        20,294        (20,294)            --            --
                                                          ---------      ---------      ---------     ---------

Partners' Capital at June 30, 1999 ..................     $  41,123      $      --      $  41,064     $   7,618
                                                          =========      =========      =========     =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of June 30, 1999 and December 31, 1998, the results of operations for the three and six months ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and 1998 and changes in partners' capital for the six months ended June 30, 1999. For the three and six months ended June 30, 1999 and 1998, traditional net income (loss) and comprehensive income (loss) are the same.

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

     On December 1, 1998, the Partnership acquired certain additional crude oil gathering and transportation assets (the "Assets"), in key oil producing regions from Koch. The total purchase price of the Assets was $235.6 million, which included consideration of $184.5 million in cash, 2,000,000 Common Units, 2,000,000 Subordinated Units and $11.4 million in transaction costs. EOTT financed the majority of the purchase price through short-term borrowings from Enron. See additional discussion regarding Enron financing in Note 3.

     On May 1, 1999, EOTT acquired crude oil transportation and storage assets in West Texas and New Mexico from Texas-New Mexico Pipeline Company which included approximately 1,800 miles of common carrier crude oil pipelines. EOTT paid $33 million in cash and financed the acquisition using short-term borrowings from Enron.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   CREDIT RESOURCES AND LIQUIDITY

     In 1995, Enron agreed to provide credit support to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the credit support was $600 million, as amended December 19, 1996, had a maturity of March 31, 1999 and was replaced with a new facility on December 1, 1998 as discussed below. As amended, the agreement contained sublimits of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees were based on actual charges by the banks, which ranged from .20% - .375% per annum. Interest on outstanding loans was charged at the London Interbank Offering Rate ("LIBOR") plus 25 basis points per annum. At December 31, 1997, EOTT had a note payable of $39.3 million with Enron under a financing arrangement for acquisitions and other capital projects. This financing was provided at a rate of LIBOR plus 30 basis points per annum. The maturity date of the note was March 31, 1999, and the note was redeemed and reissued under the term loan discussed below.

     On December 1, 1998, Enron increased its existing credit facility with the Partnership to provide additional credit support in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron facility is $1.0 billion, and it contains sublimits of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at LIBOR plus 250 basis points per annum.

     The Enron facility is subject to defined borrowing base limitations relating to the Partnership's activities and to the maintenance and protection of the collateral. The Enron facility permits distributions to Unitholders subject to certain limitations based on the Partnership's earnings and other factors. These covenants and restrictions are not expected to materially affect the Partnership's ability to operate its ongoing business.

     At June 30, 1999 and December 31, 1998, EOTT had a term loan of $175 million outstanding with Enron under a financing arrangement to fund a portion of the cash consideration paid to Koch for the assets purchased in 1998 and to refinance indebtedness incurred in prior acquisitions. The term loan matures on December 31, 1999. The interest rate on the term loan is LIBOR plus 300 basis points.

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

     In addition, at June 30, 1999 and December 31, 1998, EOTT had $42.0 million of debt outstanding with Enron under a $100 million bridge loan to finance a portion of the cash consideration for the acquisition of assets from Koch. The interest rate on the bridge loan is initially LIBOR plus 400 basis points. At the end of each three-month period, the spread on the bridge loan will increase by 25 basis points. The bridge loan is unsecured and matures on December 31, 1999.

     As discussed above, the interim bridge loan ($42 million) and term loan ($175 million) provided by Enron are due December 31, 1999. The General Partner intends to access the debt and/or equity markets later this year to refinance the bridge loan and term loan.

     The General Partner believes that the Enron facility, bridge loan, term loan and subsequent refinancing discussed previously will be sufficient to support the Partnership's crude oil purchasing activities and working capital and liquidity requirements. No assurance, however, can be given that the General Partner will not be

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     At December 31, 1998, EOTT had outstanding forward commodity repurchase agreements of approximately $83.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 20, 1999 for approximately $83.4 million. At June 30, 1999, EOTT had outstanding forward commodity repurchase agreements of approximately $90.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on July 20, 1999 for approximately $90.4 million.

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

     MQD is $0.475 per Unit ($1.90 annualized). Enron has committed to provide total cash distribution support in exchange for Additional Partnership Interests ("APIs") in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million ($26.5 million of which remains available).

     The Partnership Agreement authorizes EOTT to cause the Partnership to issue additional limited partner interests, the proceeds from which could be used to provide additional funds for acquisitions or other Partnership needs.

4.   EARNINGS PER UNIT

     Net income (loss) shown in the tables below excludes the approximate two percent interest of the General Partner. Earnings (loss) per unit are calculated as follows (in millions, except per unit amounts):

                                                       THREE MONTHS ENDED JUNE 30,
                           --------------------------------------------------------------------------------
                                             1999                                        1998
                           -------------------------------------       ------------------------------------
                              Net             Wtd.                        Net             Wtd.
                             Income          Average      Per           Income          Average      Per
                             (Loss)           Units       Unit          (Loss)           Units       Unit
                           ----------        ------      -------       ---------         ------     -------

     Basic (1)
       Common              $    1,336        14,976      $  0.09       $    (760)        11,830     $ (0.06)
       Subordinated        $      803         9,000      $  0.09       $    (488)         7,000     $ (0.07)
     Diluted (2)           $    2,139        23,976      $  0.09       $  (1,248)        18,830     $ (0.07)

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                     SIX MONTHS ENDED JUNE 30,
                           --------------------------------------------------------------------------------
                                             1999                                        1998
                           -------------------------------------       ------------------------------------
                              Net             Wtd.                        Net             Wtd.
                             Income          Average      Per           Income          Average      Per
                             (Loss)           Units       Unit          (Loss)           Units       Unit
                           ----------        ------      -------       ---------         ------     -------

     Basic (1)
       Common              $    3,565        14,976      $  0.24       $  (1,821)        11,830     $ (0.15)
       Subordinated        $    2,749         9,000      $  0.31       $  (1,116)         7,000     $ (0.16)
     Diluted (2)           $    6,314        23,976      $  0.26       $  (2,937)        18,830     $ (0.16)


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

     Per unit information related to the net income before cumulative effect of accounting change and cumulative effect of the change in accounting principle for the six months ended June 30, 1999 is as follows:

                                                                       SIX MONTHS ENDED JUNE 30, 1999
                                                              ------------------------------------------------
                                                                           Basic
                                                              -------------------------------
                                                                  Common        Subordinated         Diluted
                                                              -------------     -------------    -------------

        Net Income Before Cumulative Effect
           of Accounting Change............................   $        0.17     $        0.24    $        0.19
        Cumulative Effect of Accounting Change.............            0.07              0.07             0.07
                                                              -------------     -------------    -------------
        Net Income.........................................   $        0.24     $        0.31    $        0.26
                                                              =============     =============    =============

5.   PARTNERS' CAPITAL

     The following is a reconciliation of Units outstanding for the six months ended June 30, 1999.

                                                                  Common           Special        Subordinated
                                                                   Units            Units             Units
                                                                 ----------        ----------     ------------

        Units Outstanding at December 31, 1998.............      11,996,000         2,980,011        9,000,000
        Conversion of Special Units into Common Units......       2,980,011        (2,980,011)              --
                                                                 ----------        ----------        ---------
        Units Outstanding at June 30, 1999.................      14,976,011                --        9,000,000
                                                                 ==========        ==========        =========

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c) resulted in an increase in Enron's distribution support to $29 million and an extension of the support through the fourth quarter of 2001. As a result of the approval of the proposals, Enron contributed the $21.9 million in APIs outstanding pursuant to its commitment made in connection with the Support Agreement discussed in Note 6.

6.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates are as follows (in thousands):

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                            ---------------------------      ---------------------------
                                                1999           1998              1999           1998
                                            -----------     -----------      -----------     -----------

     Sales to affiliates..................  $     4,449     $     3,284      $     5,004     $     9,994
     Purchases from affiliates............      260,513           7,419          262,761          14,830

     Revenue in 1999 and 1998 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. and natural gas liquids sales to Enron Gas Liquids, Inc. Cost of sales consists primarily of crude oil and condensate purchases from Enron Oil & Gas Company, Enron Capital & Trade Resources, and Enron Reserve Acquisition Corp. and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions, in the opinion of management, are no less favorable than can be obtained from unaffiliated third parties.

     Related party receivables at June 30, 1999 and December 31, 1998 were $1.1 million and $0.2 million, respectively, and are classified as trade and other receivables. Related party payables at June 30, 1999 and December 31, 1998 were $1.8 million and $1.6 million, respectively, and are classified as trade accounts payable.

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

     Additional Partnership Interests. As of December 31, 1998, Enron had paid $21.9 million in distribution support. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. As discussed in Note 5, certain Unitholder approvals were obtained on February 12, 1999 and as a result, Enron increased its cash distribution support to $29 million and extended it through the fourth quarter of 2001 and contributed the $21.9 million in APIs outstanding pursuant to its commitment made in connection with the Support Agreement. On May 14, 1999, Enron paid $2.5 million in support of EOTT's first quarter 1999 distributions to its Common Unitholders and General Partner.

7.   OTHER INCOME (EXPENSE), NET

     The components of other income (expense), net are as follows (in thousands):

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                       -------------------------      ------------------------
                                                           1999          1998             1999          1998
                                                       ----------     ----------      ----------    ----------

     Gain (loss) on foreign currency transactions....  $      205     $     (470)     $      326    $     (491)
     Gain (loss) on disposal of fixed assets.........         270            (53)            436            77
     Other, net......................................         165            (46)            266            98
                                                       ----------     ----------      ----------    ----------
         Total.......................................  $      640     $     (569)     $    1,028    $     (316)
                                                       ==========     ==========      ==========    ==========

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

     The Texas Federal Anti-Trust Suit, the Mississippi Federal Anti-Trust Suit, and the Louisiana Federal Anti-Trust Suit, along with several other suits to which EOTT was not a party, were consolidated for settlement purposes and transferred to the Southern District of Texas in Corpus Christi by Transfer Order dated January 14, 1998. EOTT and the General Partner, along with a majority of the other named defendants, entered into a Settlement Agreement in December 1998, whereby the Settling Defendants agreed to settle their claims with the Plaintiffs. Adequate reserves have been recorded for EOTT's portion of the settlement. The settlement was verbally approved by the Honorable Judge Janis Jack on April 7, 1999. A final judgement was entered on August 11, 1999. If no appeal to the final judgment is filed, the cases referenced above will be dismissed.

     The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas. EOTT and several other defendants entered into a Settlement Agreement in this matter on August 5, 1999. Even though this Settlement Agreement disposed of any claims the State of Texas may have had in the State of Texas Royalty Suit, a similar action filed in Lee County, Texas in 1995, it did not dismiss the State of Texas Royalty Suit.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.   CHANGE IN ACCOUNTING PRINCIPLE

     In December 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The consensus requires the effect of initial application of Issue 98-10 to be recorded as a cumulative effect of a change in accounting principle effective January 1, 1999, for calendar year companies. The cumulative effect of adopting Issue 98-10 effective January 1, 1999 was $1.7 million and is reflected as an increase in net income in the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 1999, EOTT had a net mark-to-market gain of $1.0 million and $3.1 million, respectively.

10.  NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The standard cannot be applied retroactively, but early adoption is permitted. EOTT has not yet determined the impact of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.

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

     EOTT has three reportable segments, which management believes are necessary to make decisions about resources to be allocated and assess its performance: North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations. The North American Crude Oil - East of Rockies segment primarily purchases, gathers, transports and markets crude oil. The Pipeline Operations segment operates approximately 7,400 active miles of common carrier pipelines operated in 12 states. The West Coast Operations include crude oil gathering and marketing, refined products marketing and a natural gas liquids business.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)

                                               NORTH
                                              AMERICAN                              WEST            CORPORATE
                                              CRUDE OIL          PIPELINE           COAST              AND
                                                - EOR           OPERATIONS        OPERATIONS        OTHER (b)        CONSOLIDATED
                                             ------------      ------------      ------------      ------------      ------------

THREE MONTHS ENDED JUNE 30, 1999
Revenue from external customers ........     $  2,107,679      $      6,928      $    144,710      $        (14)     $  2,259,303
Intersegment revenue (a) ...............           18,273            22,178             8,779           (49,230)               --
                                             ------------      ------------      ------------      ------------      ------------
   Total revenue .......................        2,125,952            29,106           153,489           (49,244)        2,259,303
                                             ------------      ------------      ------------      ------------      ------------
Gross margin ...........................           19,886            28,443             7,416               (48)           55,697
                                             ------------      ------------      ------------      ------------      ------------
Operating income (loss) ................             (637)           13,564             2,017            (6,229)            8,715
Other expense ..........................               --                --                --            (6,533)           (6,533)
                                             ------------      ------------      ------------      ------------      ------------
Net income (loss) ......................             (637)           13,564             2,017           (12,762)            2,182
                                             ------------      ------------      ------------      ------------      ------------
Depreciation and amortization ..........           (2,349)           (5,078)             (497)             (426)           (8,350)
                                             ------------      ------------      ------------      ------------      ------------

---------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 1998
Revenue from external customers ........     $  1,024,687      $      1,686      $    180,998      $     24,504      $  1,231,875
Intersegment revenue (a) ...............           12,377             3,415                --           (15,792)               --
                                             ------------      ------------      ------------      ------------      ------------
   Total revenue .......................        1,037,064             5,101           180,998             8,712         1,231,875
                                             ------------      ------------      ------------      ------------      ------------
Gross margin ...........................           22,170             4,983             2,719              (716)           29,156
                                             ------------      ------------      ------------      ------------      ------------
Operating income (loss) ................            7,356               441               492            (7,132)            1,157
Other expense ..........................               --                --                --            (2,431)           (2,431)
                                             ------------      ------------      ------------      ------------      ------------
Net income (loss) ......................            7,356               441               492            (9,563)           (1,274)
                                             ------------      ------------      ------------      ------------      ------------
Depreciation and amortization ..........           (2,314)           (1,683)             (133)             (434)           (4,564)
                                             ------------      ------------      ------------      ------------      ------------

---------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1999
Revenue from external customers ........     $  3,422,926      $     10,070      $    259,478      $        (14)     $  3,692,460
Intersegment revenue (a) ...............           31,395            42,472            14,333           (88,200)               --
                                             ------------      ------------      ------------      ------------      ------------
   Total revenue .......................        3,454,321            52,542           273,811           (88,214)        3,692,460
                                             ------------      ------------      ------------      ------------      ------------
Gross margin ...........................           41,978            52,007            14,556               (48)          108,493
                                             ------------      ------------      ------------      ------------      ------------
Operating income (loss) ................              932            24,325             4,402           (12,471)           17,188
Other expense ..........................               --                --                --           (12,472)          (12,472)
                                             ------------      ------------      ------------      ------------      ------------
Net income (loss) before cumulative
   effect of accounting change .........              932            24,325             4,402           (24,943)            4,716
                                             ------------      ------------      ------------      ------------      ------------
Depreciation and amortization ..........           (4,746)           (9,884)             (991)             (869)          (16,490)
                                             ------------      ------------      ------------      ------------      ------------

---------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1998
Revenue from external customers ........     $  2,102,518      $      3,270      $    354,883      $    110,608      $  2,571,279
Intersegment revenue (a) ...............           20,471             6,833               123           (27,427)               --
                                             ------------      ------------      ------------      ------------      ------------
   Total revenue .......................        2,122,989            10,103           355,006            83,181         2,571,279
                                             ------------      ------------      ------------      ------------      ------------
Gross margin ...........................           41,782             9,940             5,013               (32)           56,703
                                             ------------      ------------      ------------      ------------      ------------
Operating income (loss) ................           11,500               809               430           (11,939)              800
Other expense ..........................               --                --                --            (3,797)           (3,797)
                                             ------------      ------------      ------------      ------------      ------------
Net income (loss) before cumulative
   effect of accounting change .........           11,500               809               430           (15,736)           (2,997)
                                             ------------      ------------      ------------      ------------      ------------
Depreciation and amortization ..........           (4,668)           (3,323)             (242)             (845)           (9,078)
                                             ------------      ------------      ------------      ------------      ------------

---------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS AT JUNE 30, 1999 ..........     $    822,386      $    317,636      $     83,863      $     17,150      $  1,241,035
                                             ------------      ------------      ------------      ------------      ------------
TOTAL ASSETS AT DECEMBER 31, 1998 ......          608,655           279,315            60,677            17,173           965,820
                                             ------------      ------------      ------------      ------------      ------------
---------------------------------------------------------------------------------------------------------------------------------

(a) Intersegment revenue for North American Crude Oil - EOR and West Coast Operations is made at prices comparable to those received from external customers. Intersegment revenue for Pipeline Operations is transportation costs charged to North American Crude Oil - EOR for the transport of crude oil at published pipeline tariffs.

(b) Corporate and Other also includes the East of Rockies refined products business in 1998 and intersegment eliminations.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  REALIGNMENT INITIATIVES

     In late 1997, EOTT decided to exit the marginal East of Rockies refined products business and streamlined business processes throughout the organization and realigned reporting responsibilities to improve the Partnership's overall cost structure. The realignment initiatives have been completed and the reserves were adequate to complete the initiatives.

13.  SUBSEQUENT EVENTS

     On July 20, 1999, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $.475 for all Common Units for the period April 1, 1999 through June 30, 1999. The second quarter distribution of $7.3 million was paid on August 13, 1999 to the General Partner and all Common Unitholders of record as of July 30, 1999. The distribution was paid utilizing Available Cash from the Partnership.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

Information Regarding Forward-Looking Information

      The statements in this Quarterly Report on Form 10-Q that are not historical information are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in obtaining additional lease barrels and maintaining lease barrels, demands for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, industry conditions, the ability of the Partnership to avoid environmental liabilities, developments at FERC relating to pipeline tariff regulation, the successful resolution of litigation, the success of the Partnership's risk management activities, the ability of the Partnership to refinance some of its debt and conditions of the capital and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.

OVERVIEW

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT is engaged in the purchasing, gathering, transporting, marketing, storage and resale of crude oil and other petroleum products and related activities. Statement of Financial Accounting Standards No. 131, "Reporting Disaggregated Information About a Business Enterprise", requires that segment reporting for public companies be measured the same way management identifies and evaluates information internally. EOTT adopted this standard for year end 1998 reporting and restated all prior year information based on the following reportable business segments: North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations (see Note 11 to the Condensed Consolidated Financial Statements for certain financial information by business segment).

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

     In general, as EOTT purchases crude oil in its gathering and marketing operations, it simultaneously establishes a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX, thereby minimizing or eliminating exposure to price fluctuations. Through these transactions, EOTT seeks to maintain positions that are substantially balanced between crude oil purchases, on the one hand, and sales or future delivery obligations, on the other hand. As a result, changes in the absolute price level for crude oil do not necessarily impact the margin from gathering and marketing.

     Although EOTT generally maintains a balanced position in terms of overall volumes, some risks cannot always be fully hedged, such as a portion of certain basis risks. Basis risk arises when EOTT acquires crude oil by purchase or exchange that does not meet the specifications of the crude oil it is contractually obligated to deliver, whether in terms of geographic location, grade or delivery schedule. EOTT seeks to limit its price risk and also manage its margins through a combination of physical sales, NYMEX hedging activities and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

exchanges of crude oil with third parties. It is EOTT's policy not to acquire and hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes.

     The profitability of EOTT depends to a significant extent upon its ability to maximize gross margin. Gross margin from gathering, marketing and pipeline operations varies from period to period, depending to a significant extent upon changes in the supply and demand of crude oil and the resulting changes in U.S. crude oil inventory levels. The gross margin from gathering and marketing operations is generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of gathering and transportation. In addition to purchasing crude oil at the wellhead, EOTT purchases crude oil in bulk at major pipeline terminal points and major marketing points and enters into exchange transactions with third parties. These bulk and exchange transactions are characterized by large volumes and narrow profit margins on purchase and sales transactions, and the absolute price levels for crude oil do not necessarily bear a relationship to gross margin, although such price levels significantly impact revenues and cost of sales. Because period-to-period variations in revenues and cost of sales are not generally meaningful in analyzing the variation in gross margin for gathering and marketing operations such changes are not addressed in the following discussion.

     Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. A majority of the pipeline revenues are generated by transporting crude oil at published pipeline tariffs for the North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of EOTT's pipeline operations and are addressed in the following discussion of pipeline operations.

RECENT DEVELOPMENTS

     On May 1, 1999, EOTT acquired crude oil transportation and storage assets in West Texas and New Mexico from Texas-New Mexico Pipeline Company which included approximately 1,800 miles of common carrier crude oil pipelines. EOTT paid $33 million in cash and financed the acquisition using short-term borrowings from Enron. See additional discussion regarding Enron financing in
Note 3 to the Condensed Consolidated Financial Statements.

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

     On December 1, 1998, the Partnership acquired certain additional crude oil gathering and transportation assets (the "Assets"), in key oil producing regions from Koch Pipeline Company, L.P., a subsidiary of Koch Industries, Inc., and Koch Oil Company, a division of Koch Industries, Inc. (collectively "Koch"). The total purchase price of the Assets was $235.6 million, which includes consideration of $184.5 million in cash, 2,000,000 Common Units, 2,000,000 Subordinated Units and $11.4 million in transaction costs. EOTT financed the majority of the purchase price through short-term borrowings from Enron. See additional discussion regarding Enron financing in Note 3 to the Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

     EOTT reported net income of $2.2 million or $0.09 per diluted Unit for the second quarter of 1999 compared to a net loss of $1.3 million or $0.07 per diluted Unit for the second quarter of 1998. The second quarter 1999 results reflect increased lease volumes and margins associated with the 1998 and 1999 asset acquisitions and the adoption of conclusions reached by the Emerging Issues Task Force in Issue No. 98-10 ("Issue 98-10"), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The adoption of Issue 98-10 in the first quarter of 1999 included a $1.7 million cumulative effect as of January 1, 1999, approximately $1.0 million of net unrealized mark-to-market gains in the second quarter and approximately $3.1 million of net unrealized mark-to-market gains for the six months ended June 30, 1999.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                            --------------------------    --------------------------
                                                               1999           1998           1999           1998
                                                            -----------    -----------    -----------    -----------

Revenues:
   North American Crude Oil - East of Rockies .........     $   2,125.9    $   1,037.1    $   3,454.3    $   2,123.0
   Pipeline Operations ................................            29.1            5.1           52.6           10.1
   West Coast Operations ..............................           153.5          181.0          273.8          355.0
   Corporate and Other  (2) ...........................            --             24.5           --            110.6
   Intersegment Eliminations ..........................           (49.2)         (15.8)         (88.2)         (27.4)
                                                            -----------    -----------    -----------    -----------
   Total ..............................................     $   2,259.3    $   1,231.9    $   3,692.5    $   2,571.3
                                                            ===========    ===========    ===========    ===========

Gross margin:
   North American Crude Oil - East of Rockies  (1) ....     $      19.9    $      22.2    $      42.0    $      41.8
   Pipeline Operations ................................            28.4            5.0           52.0            9.9
   West Coast Operations ..............................             7.4            2.7           14.5            5.0
   Corporate and Other  (2) ...........................            --             (0.7)          --             --
                                                            -----------    -----------    -----------    -----------
   Total ..............................................     $      55.7    $      29.2    $     108.5    $      56.7
                                                            ===========    ===========    ===========    ===========

Operating income (loss):
   North American Crude Oil - East of Rockies  (1) ....     $      (0.6)   $       7.4    $       1.0    $      11.5
   Pipeline Operations ................................            13.5            0.4           24.3            0.8
   West Coast Operations ..............................             2.1            0.5            4.4            0.4
   Corporate and Other  (2) ...........................            (6.3)          (7.1)         (12.5)         (11.9)
                                                            -----------    -----------    -----------    -----------
   Total ..............................................     $       8.7    $       1.2    $      17.2    $       0.8
                                                            ===========    ===========    ===========    ===========

(1) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs. In 1999, intersegment transportation costs from the Pipeline Operations segment represented $22.2 million and $42.5 million for the three months and six months ended June 30, respectively. For the three months and six months ended June 30, 1998, intersegment transportation costs from the Pipeline Operations segment represented $3.4 million and $6.8 million, respectively.

(2)        1998 amounts include East of Rockies refined products business.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

     North American Crude Oil - East of Rockies: The North American Crude Oil segment had an operating loss of $0.6 million for the second quarter 1999, compared to operating income of $7.4 million for the same period in 1998. As a result of the acquisition of assets from Koch, the North American Crude Oil segment is incurring increased transportation costs from the Pipeline Operations segment due to the significant increase in the volume of crude oil transported at higher published tariff rates as well as incurring additional operating costs associated with the asset acquisitions. Gross margin decreased $2.3 million to $19.9 million in the second quarter of 1999 due primarily to increased transportation costs or tariffs paid to the Pipeline Operations segment partially offset by approximately $1.4 million of unrealized mark-to-market gains being recorded in the second quarter for certain energy contracts. Operating expenses of $20.5 million for the second quarter 1999 were $5.7 million higher than in the second quarter of 1998 due primarily to higher operating costs and employee related costs associated with the acquisitions of assets from Koch.

     Pipeline Operations: Pipeline Operations had operating income of $13.5 million for the second quarter 1999 compared to operating income of $0.4 million for the same period in 1998. Revenues, which include only two months of activity related to the asset acquisition from Texas-New Mexico Pipeline Company in 1999, increased $24.0 million to $29.1 million in the second quarter of 1999 due primarily to increased activity related to the acquisition of pipelines from Koch and Texas-New Mexico Pipeline Company. Approximately $22.2 million and $3.4 million of revenues for the three months ended June 30, 1999 and 1998, respectively, were generated from tariffs charged to the North American Crude Oil segment. Operating expenses of $14.9 million for the second quarter of 1999 were $10.3 million higher than in the second quarter of 1998 due to higher employee related costs, operating costs and depreciation associated with the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company.

     West Coast Operations: West Coast Operations had operating income of $2.1 million for the second quarter 1999, compared to $0.5 million for the same period in 1998 primarily due to increased margins associated with the crude oil blending operations acquired from Koch and increased margins in refined products marketing due to disruptions in supply and demand as a result of refinery outages. Operating expenses of $5.3 million for the second quarter of 1999 were $3.1 million higher than in the second quarter of 1998 due to higher employee related costs, operating costs and depreciation associated with the acquisition of assets from Koch.

     Corporate and Other: Corporate and Other costs were $6.3 million for the second quarter 1999 compared to $6.4 million in the second quarter 1998, exclusive of results of the East of Rockies products business. The decrease is due primarily to 1998 severance costs for a former officer of the General Partner partially offset by higher employee related costs, system operating costs and insurance costs. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency and gains on sales of fixed assets, increased $1.2 million in the second quarter 1999 compared to the same period in 1998 primarily due to gains on foreign currency transactions and gains on sales of fixed assets. Interest and related charges in the second quarter 1999 were $7.3 million compared to $2.0 million for the same period in 1998. The increase is due primarily to higher average short-term debt in 1999 due to the financing of the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

     North American Crude Oil - East of Rockies: Operating income for the North American Crude Oil segment was $1.0 million for the first half of 1999, compared to $11.5 million for the same period in 1998. As previously discussed, as a result of the acquisition of assets from Koch, the North American Crude Oil segment is incurring increased transportation costs from the Pipeline Operations segment due to the significant increase in the volume of crude oil transported at higher published tariff rates as well as incurring additional

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


operating costs associated with the asset acquisitions. Gross margin increased $0.2 million to $42.0 million in the first half of 1999 due primarily to increased margins related to the asset acquisitions in 1998 and approximately $2.7 million of unrealized mark-to-market gains being recorded in the first half of 1999 for certain energy contracts. These increases were offset by the increase in transportation costs charged by the Pipeline Operations segment and by approximately $3 million of higher cost of sales associated with covering inventory variances in a period of rapidly rising crude oil prices. The inventory variances, which are a result of actual lease volumes being less than expected lease volumes, were largely due to the integration of the $235.6 million acquisition of assets from Koch, which nearly doubled the amount of lease barrels under contract. Operating expenses of $41.0 million for the first half of 1999 were $10.7 million higher than in the first half of 1998 due primarily to higher operating costs and employee related costs associated with the acquisitions of assets from Koch in December 1998.

     Pipeline Operations: Pipeline Operations had operating income of $ 24.3 million for the first half of 1999 compared to operating income of $0.8 million for the same period in 1998. Revenues, which include only two months of activity related to the asset acquisition from Texas-New Mexico Pipeline Company in 1999, increased $42.5 million to $52.6 million in the first half of 1999 due primarily to increased activity related to the acquisitions of pipelines from Koch and Texas-New Mexico Pipeline Company. Approximately $42.5 million and $6.8 million of revenues for the six months ended June 30, 1999 and 1998, respectively, were generated from tariffs charged to the North American Crude Oil segment. Operating expenses of $27.7 million for the first half of 1999 were $18.6 million higher than in the first half of 1998 due to higher employee related costs, operating costs and depreciation associated with the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company.

     West Coast Operations: West Coast Operations had operating income of $4.4 million for the first half of 1999, compared to $0.4 million for the same period in 1998 primarily due to increased margins associated with the crude oil blending operations acquired from Koch and increased margins in refined products marketing due to disruptions in supply and demand due to refinery outages. Operating expenses of $10.1 million for the first half of 1999 were $5.5 million higher than for the same period in 1998 due to higher employee related costs, operating costs and depreciation associated with the acquisition of assets from Koch.

     Corporate and Other: Corporate and Other costs were $12.5 million for the first half of 1999 compared to $11.9 million in the first half of 1998. The increase is due primarily to higher system operating costs and insurance costs partially offset by lower severance costs. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency and gains on sales of fixed assets, increased $1.3 million to income of $1.0 million in the first half of 1999 compared to a loss of $0.3 million in the same period in 1998 primarily due to gains on foreign currency transactions and gains on sales of fixed assets. Interest and related charges in the first half of 1999 were $13.8 million compared to $3.8 million for the same period in 1998. The increase is due to higher average short-term debt in 1999 due to the financing of the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company.

LIQUIDITY AND CAPITAL RESOURCES

General

     Management anticipates that short-term liquidity as well as sustaining capital expenditures for the foreseeable future will be funded primarily by cash generated from operations in addition to lines of credit provided by Enron, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $26.2 million for the first half of 1999 compared to net cash used in operating activities of $41.1 million for the same period in 1998 primarily due to improved operating results associated with acquisitions from Koch and Texas-New Mexico Pipeline Company.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $42.5 million for the first half of 1999 compared to $2.6 million for the same period in 1998. Cash additions to property, plant, and equipment and acquisitions of $43.1 million in 1999 primarily include $33.0 million representing cash consideration for the asset acquisition from Texas-New Mexico Pipeline Company, $5.4 million for other pipeline connections and improvements, and $1.1 million for information systems development. Proceeds from asset sales were $0.5 million in the first half of 1999 compared to $0.6 million in the first half of 1998.

Cash Flows From Financing Activities

     Net cash provided by financing activities totaled $17.0 million for the first half of 1999 compared to net cash provided of $43.1 million for the same period in 1998. The 1999 amount primarily represents increases in short-term borrowings for working capital needs and acquisition financing offset by distributions paid to all Common and Special Unitholders for the period October 1, 1998 through March 31, 1999.

Working Capital and Credit Resources

     In 1995, Enron agreed to provide credit support to the Partnership in the form of guarantees, letters of credit, loans and letters of indemnity. The total amount of the credit support was $600 million, as amended December 19, 1996, had a maturity of March 31, 1999 and was replaced with a new facility on December 1, 1998 as discussed below. As amended, the agreement contained sublimits of $100 million for working capital loans and $200 million for letters of credit. Letter of credit fees were based on actual charges by the banks, which ranged from .20% - .375% per annum. Interest on outstanding loans was charged at the London Interbank Offering Rate ("LIBOR") plus 25 basis points per annum. At December 31, 1997, EOTT had a note payable of $39.3 million with Enron under a financing arrangement for acquisitions and other capital projects. This financing was provided at a rate of LIBOR plus 30 basis points per annum. The maturity date of the note was March 31, 1999, and the note was redeemed and reissued under the term loan discussed below.

     On December 1, 1998, Enron increased its existing credit facility with the Partnership to provide additional credit support in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron facility is $1.0 billion, and it contains sublimits of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at LIBOR plus 250 basis points per annum.

     The Enron facility is subject to defined borrowing base limitations relating to the Partnership's activities and to the maintenance and protection of the collateral. The Enron facility permits distributions to Unitholders subject to certain limitations based on the Partnership's earnings and other factors. These covenants and restrictions are not expected to materially affect the Partnership's ability to operate its ongoing business.

     At June 30, 1999 and December 31, 1998, EOTT had a term loan of $175 million outstanding with Enron under a financing arrangement to fund a portion of the cash consideration paid to Koch for the assets purchased in 1998 and to refinance indebtedness incurred in prior acquisitions. The term loan matures on December 31, 1999. The interest rate on the term loan is LIBOR plus 300 basis points.

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

     In addition, at June 30, 1999 and December 31, 1998, EOTT had $42.0 million of debt outstanding with Enron under a $100 million bridge loan to finance a portion of the cash consideration for the acquisition of assets from Koch. The interest rate on the bridge loan is initially LIBOR plus 400 basis points. At the end of each three-month period, the spread on the bridge loan will increase by 25 basis points. The bridge loan is unsecured and matures on December 31, 1999.

     As discussed above, the interim bridge loan ($42 million) and term loan ($175 million) provided by Enron are due December 31, 1999. The General Partner intends to access the debt and/or equity markets later this year to refinance the bridge loan and term loan.

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

     At December 31, 1998, EOTT had outstanding forward commodity repurchase agreements of approximately $83.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 20, 1999 for approximately $83.4 million. At June 30, 1999, EOTT had outstanding forward commodity repurchase agreements of approximately $90.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on July 20, 1999 for approximately $90.4 million.

Distributions

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

     MQD is $0.475 per Unit ($1.90 annualized). Enron has committed to provide total cash distribution support in exchange for Additional Partnership Interests in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million ($26.5 million of which remains available).

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

     As of August 1999, the Partnership is at various stages in implementation of the Plan as shown in the following tables. The Plan includes verification and validation of certain of the Partnership's mission-critical facilities and functions by independent consultants. These consultants will participate to varying degrees in many or all of the stages, including the inventory, assessment, and testing phases. The Partnership will continue closely to monitor work under the Plan and will revise estimated completion dates for the initial iteration of each listed process according to experience. The Koch acquisition in December of 1998 has caused some of the dates set forth below to be adjusted. All dates are only relevant for the initial iteration of the applicable stage of the Plan. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed.



                    ---------------------------------------------------------------------------------
                                                YEAR 2000 PROJECT READINESS
                    ---------------------------------------------------------------------------------
                    Inventory  Assessment  Analysis Conversion  Testing  Y2K-Ready   Contingency Plan
                    ---------------------------------------------------------------------------------
Mission-Critical        C          C          IP        IP        IP        IP             IP
Internal Items
                    ---------------------------------------------------------------------------------
Mission-Critical        C          C           C         C        IP        IP            TBI
Outside Entities
                    ---------------------------------------------------------------------------------

Legend:  C = Complete       IP = In Process        TBI = To Be Initiated


                    ------------------------------------------------------------------------------------
                                       YEAR 2000 PROJECT ESTIMATED COMPLETION DATES
                    ------------------------------------------------------------------------------------
                    Inventory  Assessment  Analysis   Conversion  Testing  Y2K-Ready   Contingency Plan
                    ------------------------------------------------------------------------------------
Mission-Critical      7/98        5/99       8/99        9/99      9/99       9/99           10/99
Internal Items
                    ------------------------------------------------------------------------------------
Mission-Critical      7/98        5/99       6/99        8/99      9/99      10/99           10/99
Outside Entities
                    ------------------------------------------------------------------------------------

     The Partnership has substantially completed remediation on all business applications currently in production, along with related hardware and software. Embedded systems (generally pipeline SCADA devices) are running behind schedule primarily because of acquisitions of additional assets by the Partnership which have significantly increased the number of devices to analyze and test. Completed testing of the embedded systems is anticipated by the end of September. As of August of 1999, the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

Partnership is Year 2000 ready on approximately 75% of its equipment. Remediation is in progress on an additional 10% of the equipment and the analysis of the remaining equipment is nearing completion.

     Letters requesting the status of Year 2000 readiness were sent to substantially all vendors and business partners. Follow-up requests were sent to parties in that initial group identified as mission-critical. The status of Year 2000 readiness for these mission-critical counterparties is being verified by means such as telephone surveys and viewing website updates.

     Because the Partnership's Year 2000 Plan treats Year 2000 efforts as an iterative process, the Partnership will commence additional cycles of inventory, assessment, remediation, and validation testing, which will be conducted in parallel, and in coordination, with the Partnership's Year 2000 contingency plan.

Costs to Address Year 2000 Issues

     Preliminary estimates of the total Year 2000 costs, which will be expensed as incurred, range from $2 million to $3 million. However, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000 related failures that occur despite the Partnership's implementation of the Plan. These projects, which began in 1997, will continue through 1999. The Partnership continues to be concerned with hidden defects in computer code, including re-coding errors in remediated code; sabotage of remediated code; embedded devices with Year 2000 defects; and the potential failure of mission-critical Outside Entities. The Partnership is developing contingency plans to prepare to the extent practicable to avoid substantial Year 2000 related disruptions that may have a material adverse effect on the Partnership. None of these problems is unique to the Partnership. Although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the "Summary" section, below, that the actual costs of implementing the Plan will not differ materially from the estimated costs or that the Partnership will not be materially adversely affected by Year 2000 issues.

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

     The Partnership may face additional risk as a result of the uncertainties, and possible additional litigation, resulting from the enactment of the U.S. federal "Year 2000 Act." Because experience with this recently enacted legislation is very limited, the Partnership cannot at this time quantify the financial impact or potential business disruption that may result from this legislation. However, the adverse impact on the Partnership's business could be material.

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

Summary

     The Partnership has a Plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission-critical systems that it controls. From a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect the Partnership, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications, and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission-critical software (computer code) internal to the Partnership that is not Year 2000 compatible, or that may be subject to re-coding errors or sabotage; and the unavailability of certain necessary internal or external resources, including but not limited to trained technicians and other personnel to perform adequate remediation, verification, and testing of mission-critical Partnership systems or Outside Systems. There can be no assurance, for example, that all of the Partnership's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the Partnership's business. If, despite the Partnership's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000-related failures that create substantial disruptions to the Partnership's business, the adverse impact on the Partnership's business could be material. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems, and similar events. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Partnership's implementation of the Plan.

OTHER MATTERS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The standard cannot be applied retroactively but early adoption is permitted. EOTT has not yet determined the impact of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.

OUTLOOK

     EOTT will continue to pursue attractive acquisition or business combination opportunities to increase the scale of its business, add cash flow, and reduce earnings variability. The acquisition of assets from Texas-New Mexico Pipeline Company, effective May 1, 1999, should provide stable pipeline revenues, which will help strengthen the dependability of the Partnership's cash flow. Acquisitions that result in increased lease purchase volumes should help to enhance EOTT's gathering and marketing opportunities. EOTT management is committed to continue improving internal business processes in all operational, marketing, and administrative areas and thereby achieve improvements in productivity.

     As discussed previously, the interim bridge loan and term loan provided by Enron are due on December 31, 1999. EOTT intends to access the debt and/or equity markets later this year to refinance the bridge loan and term loan.

     Historically, the crude oil gathering and marketing business has been very competitive with thin and variable profit margins. Market conditions and the amount of crude oil produced cannot be projected with certainty. The Partnership intends to continue to pay MQDs to all its Common Unitholders and paid second quarter distributions to all its Common Unitholders on August 13, 1999 without any distribution support from Enron; however, due to the changing market conditions and the decline in crude oil being produced which affects operating results, it is possible that distribution support from Enron may be needed to pay MQDs in the future. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs and has increased its cash distribution support to $29 million ($26.5 million of which remains available) and extended it through the fourth quarter 2001, which should further assure Common Unitholders of continued reliable distributions.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                           EOTT ENERGY PARTNERS, L.P.


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


ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

    Exhibit 10.30 Amendment dated August 11, 1999 to the Amended and Restated Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender

    Exhibit 10.31 Amendment dated August 11, 1999 to the Amended and Restated Term Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender

    Exhibit 27        Financial Data Schedule

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


                                       EOTT ENERGY PARTNERS, L.P.
                                       (A Delaware Limited Partnership)

Date: August 16, 1999                  By: EOTT ENERGY CORP. as
                                           General Partner


                                                 /s/ LORI L. MADDOX
                                       -----------------------------------------
                                       Lori L. Maddox
                                       Controller
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number            Description
------            -----------

10.30             Amendment dated August 11, 1999 to the Amended and Restated
                  Credit Agreement as of December 1, 1998 between EOTT Energy
                  Operating Limited Partnership, as Borrower, and Enron Corp., as Lender

10.31             Amendment dated August 11, 1999 to the Amended and Restated
                  Term Credit Agreement as of December 1, 1998 between EOTT
                  Energy Operating Limited Partnership, as Borrower, and Enron
                  Corp., as Lender

27                Financial Data Schedule