Form 10-Q
period 1999-09-30
EOTT ENERGY PARTNERS LP
filed 1999-11-15
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

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

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----
                                           PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended September 30, 1999 and 1998, and Nine Months
      Ended September 30, 1999 and 1998..................................................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      September 30, 1999 and December 31, 1998...........................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months Ended September 30, 1999 and 1998......................................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Nine Months Ended September 30, 1999...............................................................6

   Notes to Condensed Consolidated Financial Statements..................................................7


ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................................17


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................31

                                            PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................................................32

ITEM 6.  Exhibits and Reports on Form 8-K...............................................................32

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                     ------------------------------      ------------------------------
                                                         1999              1998              1999              1998
                                                     ------------      ------------      ------------      ------------
Revenue ........................................     $  2,315,464      $  1,295,652      $  6,007,924      $  3,866,931

Cost of Sales ..................................        2,258,404         1,261,916         5,842,371         3,776,492
                                                     ------------      ------------      ------------      ------------

Gross Margin ...................................           57,060            33,736           165,553            90,439

Expenses
   Operating expenses ..........................           40,700            27,304           115,515            74,129
   Depreciation and amortization ...............            8,250             5,279            24,740            14,357
                                                     ------------      ------------      ------------      ------------
     Total .....................................           48,950            32,583           140,255            88,486
                                                     ------------      ------------      ------------      ------------

Operating Income ...............................            8,110             1,153            25,298             1,953

Other Income (Expense)
   Interest income .............................              120               185               440               527
   Interest and related charges ................           (7,650)           (2,547)          (21,470)           (6,370)
   Other, net ..................................              (30)             (597)              998              (913)
                                                     ------------      ------------      ------------      ------------
     Total .....................................           (7,560)           (2,959)          (20,032)           (6,756)
                                                     ------------      ------------      ------------      ------------

Net Income (Loss) Before Cumulative
   Effect of Accounting Change .................              550            (1,806)            5,266            (4,803)

Cumulative Effect of Accounting
   Change (Note 9) .............................               --                --             1,747                --
                                                     ------------      ------------      ------------      ------------

Net Income (Loss) ..............................     $        550      $     (1,806)     $      7,013      $     (4,803)
                                                     ============      ============      ============      ============


Basic Net Income (Loss) Per Unit (Note 4)
   Common ......................................     $       0.02      $      (0.03)     $       0.26      $      (0.18)
                                                     ============      ============      ============      ============
   Subordinated ................................     $       0.02      $      (0.20)     $       0.33      $      (0.36)
                                                     ============      ============      ============      ============

Diluted Net Income (Loss) Per Unit (Note 4) ....     $       0.02      $      (0.09)     $       0.29      $      (0.25)
                                                     ============      ============      ============      ============

Average Units Outstanding
   for Diluted Computation .....................           24,052            18,830            24,002            18,830
                                                     ============      ============      ============      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       1999             1998
                                                                   -------------    ------------
                                 ASSETS
Current Assets
    Cash and cash equivalents ................................     $      2,025     $      3,033
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,732 and $1,860 respectively ............          856,778          403,335
    Inventories ..............................................          146,615          137,545
    Other ....................................................           47,613           30,328
                                                                   ------------     ------------
       Total current assets ..................................        1,053,031          574,241
                                                                   ------------     ------------

Property, Plant & Equipment, at cost .........................          549,280          497,807
    Less: Accumulated depreciation ...........................          134,532          112,568
                                                                   ------------     ------------
       Net property, plant & equipment .......................          414,748          385,239
                                                                   ------------     ------------

Other Assets, net of amortization ............................            6,809            6,340
                                                                   ------------     ------------

Total Assets .................................................     $  1,474,588     $    965,820
                                                                   ============     ============

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable ...................................     $    961,828     $    524,822
    Accrued taxes payable ....................................           10,254            5,192
    Short-term borrowings - affiliate ........................           84,200           28,297
    Bridge loan - affiliate ..................................               --           42,000
    Term loan - affiliate ....................................               --          175,000
    Repurchase agreements ....................................           89,800           83,016
    Other ....................................................           13,030            9,983
                                                                   ------------     ------------
       Total current liabilities .............................        1,159,112          868,310
                                                                   ------------     ------------

Long-Term Liabilities
    Term loan - affiliate ....................................          175,000               --
    Other ....................................................            1,377               --
                                                                   ------------     ------------
       Total long-term liabilities ...........................          176,377               --
                                                                   ------------     ------------

Commitments and Contingencies (Note 8)

Additional Partnership Interests (Note 6) ....................            2,547           21,928
                                                                   ------------     ------------

Partners' Capital
    Common Unitholders .......................................           87,276           14,472
    Special Unitholders ......................................               --           21,092
    Subordinated Unitholders .................................           41,256           38,315
    General Partner ..........................................            8,020            1,703
                                                                   ------------     ------------
       Total Partners' Capital ...............................          136,552           75,582
                                                                   ------------     ------------

Total Liabilities and Partners' Capital ......................     $  1,474,588     $    965,820
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      ------------------------------
                                                                          1999              1998
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income (loss) to net cash
       provided by (used in) operating activities -
    Net income (loss) ...........................................     $      7,013      $     (4,803)
    Depreciation ................................................           23,619            12,834
    Amortization of intangible assets ...........................            1,121             1,523
    (Gains) losses on disposal of assets ........................             (548)              191
    Changes in components of working capital -
       Receivables ..............................................         (453,443)           58,768
       Inventories ..............................................           (9,070)           18,047
       Other current assets .....................................          (17,285)           (3,536)
       Trade accounts payable ...................................          437,006           (90,444)
       Accrued taxes payable ....................................            5,062             5,228
       Other current liabilities ................................             (672)            2,560
    Other assets and liabilities ................................               38             1,176
                                                                      ------------      ------------
Net Cash Provided By (Used In) Operating Activities .............           (7,159)            1,544
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment .........              549               664
    Acquisitions ................................................          (33,000)          (28,500)
    Additions to property, plant and equipment ..................          (16,380)           (5,946)
    Other, net ..................................................               --               (28)
                                                                      ------------      ------------
Net Cash Used In Investing Activities ...........................          (48,831)          (33,810)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in short-term borrowings - affiliate ....           55,903           (44,900)
    Decrease in bridge loan - affiliate .........................          (42,000)               --
    Increase in repurchase agreements ...........................            6,784            88,493
    Issuance of Common Units ....................................           52,920                --
    Contribution from General Partner ...........................              535                --
    Distributions to Unitholders ................................          (21,426)          (17,108)
    Issuance of Additional Partnership Interests ................            2,547             9,153
    Other, net ..................................................             (281)             (483)
                                                                      ------------      ------------
Net Cash Provided By Financing Activities .......................           54,982            35,155
                                                                      ------------      ------------

Increase (Decrease) In Cash and Cash Equivalents ................           (1,008)            2,889

Cash and Cash Equivalents, Beginning of Period ..................            3,033             3,737
                                                                      ------------      ------------

Cash and Cash Equivalents, End of Period ........................     $      2,025      $      6,626
                                                                      ============      ============


Supplemental Cash Flow Information:
    Interest paid ...............................................     $     20,891      $      6,555
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

                           EOTT ENERGY PARTNERS, L.P.
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                            COMMON            SPECIAL         SUBORDINATED       GENERAL
                                                          UNITHOLDERS       UNITHOLDERS       UNITHOLDERS        PARTNER
                                                          ------------      ------------      ------------     ------------
Partners' Capital at December 31, 1998 ..............     $     14,472      $     21,092      $     38,315     $      1,703

Net income ..........................................            3,294               618             2,941              160

Cash distributions ..................................          (19,609)           (1,416)               --             (401)

Issuance of Common Units ............................           52,920                --                --              535

Contribution of Additional Partnership Interests ....           15,905                --                --            6,023

Conversion of Special Units .........................           20,294           (20,294)               --               --
                                                          ------------      ------------      ------------     ------------

Partners' Capital at September 30, 1999 .............     $     87,276      $         --      $     41,256     $      8,020
                                                          ============      ============      ============     ============





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of September 30, 1999 and December 31, 1998, the results of operations for the three and nine months ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998 and changes in partners' capital for the nine months ended September 30, 1999. For the three and nine months ended September 30, 1999 and 1998, traditional net income (loss) and comprehensive income (loss) are the same.

     On March 24, 1994, the General Partner completed an initial public offering of 10 million Common Units at $20.00 per unit, representing limited partner interests in the Partnership. In addition to its aggregate approximate 2% general partner interest in the Partnership, the General Partner owns an approximate 25% subordinated limited partner interest. Enron, through its ownership of EOTT Common Units, directly holds an approximate 12% interest in the Partnership.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

     At September 30, 1999 and December 31, 1998, EOTT had a term loan of $175 million outstanding with Enron under a financing arrangement to fund a portion of the cash consideration paid to Koch for the assets purchased in 1998 and to refinance indebtedness incurred in prior acquisitions. The term loan had a scheduled maturity of December 31, 1999. The interest rate on the term loan was LIBOR plus 300 basis points. As discussed further below, EOTT issued $235 million of 11% senior notes on October 1, 1999 and as a result, the term loan was reclassed to long-term liabilities at September 30, 1999.

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

     In addition, at December 31, 1998, EOTT had $42 million of debt outstanding with Enron under a $100 million bridge loan to finance a portion of the cash consideration for the acquisition of assets from Koch. The interest rate on the bridge loan was initially LIBOR plus 400 basis points. At the end of each three-month period, the spread on the bridge loan increased by 25 basis points. The bridge loan was unsecured, and its maturity date was December 31, 1999.

     On September 29, 1999, EOTT issued 3,500,000 Common Units to the public, with net proceeds to EOTT of $52.9 million. On October 1, 1999, EOTT issued to the public $235 million of 11% senior notes. The senior notes are due October 1, 2009, and interest is paid semiannually. The senior notes are guaranteed by all of EOTT's operating limited partnerships. On or after October 1, 2004, EOTT may redeem the notes, and prior to October 1, 2002, EOTT may redeem up to 35% of the notes with proceeds of public or private sales of equity at

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


specified redemption prices. The net proceeds from the issuance of the notes and the issuance of the Common Units were used to repay the $175 million term loan from Enron, the $42 million bridge loan from Enron and $57.3 million of short-term borrowings outstanding under the working capital facility from Enron.

     The General Partner believes that the Enron facility and commodity repurchase agreements will be sufficient to support the Partnership's crude oil purchasing activities and working capital and liquidity requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

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

     At December 31, 1998, EOTT had outstanding forward commodity repurchase agreements of approximately $83.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 20, 1999 for approximately $83.4 million. At September 30, 1999, EOTT had outstanding forward commodity repurchase agreements of approximately $89.8 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on October 20, 1999 for approximately $90.2 million.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   EARNINGS PER UNIT

     Net income (loss) shown in the tables below excludes the approximate two percent interest of the General Partner. Earnings (loss) per unit are calculated as follows (in millions, except per unit amounts):



                                             THREE MONTHS ENDED SEPTEMBER 30,
                      -------------------------------------------------------------------------
                                      1999                                  1998
                      ----------------------------------     ----------------------------------
                         Net          Wtd.                      Net         Wtd.
                       Income       Average        Per        Income       Average        Per
                       (Loss)        Units        Unit        (Loss)       Units         Unit
                      --------     --------     --------     --------     --------     --------
Basic (1)
  Common.........     $    347       15,052     $   0.02     $   (359)      11,830     $  (0.03)
  Subordinated...     $    192        9,000     $   0.02     $ (1,373)       7,000     $  (0.20)
Diluted (2)......     $    539       24,052     $   0.02     $ (1,732)      18,830     $  (0.09)


                                             NINE MONTHS ENDED SEPTEMBER 30,
                      -------------------------------------------------------------------------
                                      1999                                  1998
                      ----------------------------------     ----------------------------------
                         Net          Wtd.                      Net         Wtd.
                       Income       Average        Per        Income       Average        Per
                       (Loss)        Units        Unit        (Loss)       Units         Unit
                      --------     --------     --------     --------     --------     --------
Basic (1)
  Common.........     $  3,912       15,002     $   0.26     $ (2,180)      11,830     $  (0.18)
  Subordinated...     $  2,941        9,000     $   0.33     $ (2,489)       7,000     $  (0.36)
Diluted (2)......     $  6,853       24,002     $   0.29     $ (4,669)      18,830     $  (0.25)


      (1) Net income (loss), excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding which is also reflected on the Statement of Partners' Capital, and Special Units are considered Common Units during the periods in which they were outstanding. Due to a negative capital account balance for the Common Unitholders during the second and third quarters of 1998, the loss allocated to the Common Unitholders attributable to these periods was reallocated to the remaining Unitholders based on their ownership percentage. The allocated loss was fully recouped by the Unitholders allocated the additional losses in the first quarter of 1999.

      (2) The diluted income (loss) per unit calculation assumes the conversion of Subordinated Units into Common Units.


     As previously discussed in Note 3, EOTT issued 3,500,000 Common Units to the public on September 29, 1999.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Per unit information related to the net income before cumulative effect of accounting change and cumulative effect of the change in accounting principle for the nine months ended September 30, 1999 is as follows:


                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                              ------------------------------------------------
                                                                          Basic
                                                              -------------------------------
                                                                  Common        Subordinated         Diluted
                                                              -------------     -------------    -------------
        Net Income Before Cumulative Effect
           of Accounting Change............................   $        0.19     $        0.26    $        0.22
        Cumulative Effect of Accounting Change.............            0.07              0.07             0.07
                                                              -------------     -------------    -------------
        Net Income.........................................   $        0.26     $        0.33    $        0.29
                                                              =============     =============    =============


5.   PARTNERS' CAPITAL

     The following is a reconciliation of Units outstanding for the nine months ended September 30, 1999.

                                                                  Common           Special        Subordinated
                                                                   Units            Units             Units
                                                              -------------     -------------    -------------
        Units Outstanding at December 31, 1998.............      11,996,000         2,980,011        9,000,000
        Conversion of Special Units into Common Units......       2,980,011        (2,980,011)              --
        Issuance of Common Units...........................       3,500,000                --               --
                                                              -------------     -------------    -------------
        Units Outstanding at September 30, 1999............      18,476,011                --        9,000,000
                                                              =============     =============    =============


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

     On September 29, 1999, EOTT issued 3,500,000 Common Units to the public for net proceeds of $52.9 million. The net proceeds were used to repay loans to Enron. See further discussion in Note 3.


6.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates are as follows (in thousands):

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                            ---------------------------      ---------------------------
                                                1999           1998              1999           1998
                                            -----------     -----------      -----------     -----------
     Sales to affiliates..................  $     7,123     $       307      $    12,127     $    10,301
     Purchases from affiliates............       10,053          14,426          272,814          29,256

     Revenue in 1999 and 1998 consists primarily of crude oil sales to Enron Reserve Acquisition Corp. and natural gas liquids sales to Enron Gas Liquids, Inc. Cost of sales consists primarily of crude oil and condensate

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


purchases from Enron Oil & Gas Company, Enron Capital & Trade Resources, and Enron Reserve Acquisition Corp. and natural gas liquids purchases from Enron Gas Liquids, Inc. These transactions, in the opinion of management, are no less favorable than can be obtained from unaffiliated third parties.

     Related party receivables at September 30, 1999 and December 31, 1998 were $3.8 and $0.2 million, respectively, and are classified as trade and other receivables. Related party payables at September 30, 1999 and December 31, 1998 were $0.5 million and $1.6 million, respectively, and are classified as trade accounts payable.

     Support Agreement. Pursuant to a Support Agreement dated September 21, 1998
(a) Enron agreed to make loans to the Partnership to fund the cash portion of the consideration paid to Koch for the Assets at closing as discussed in Note 2 and to refinance indebtedness incurred in the prior acquisition of assets from Koch on July 1, 1998, (b) Enron agreed to increase and extend the Partnership's credit facility with Enron to $1 billion through December 31, 2001, (c) the Partnership agreed to issue 1,150,000 Special Units to Enron, (d) Enron agreed to contribute $21.9 million in APIs to the Partnership on the earlier of the date of Unitholder approval of certain proposals, discussed further in Note 5, or May 17, 1999, (e) Enron agreed that if certain proposals were approved by the Unitholders it would extend its cash distribution support through the fourth quarter of 2001, and (f) the Partnership agreed that, if any additional APIs were issued prior to approval of certain proposals by the Unitholders, it would issue additional Common Units at $19.00 per share in exchange for such additional APIs. As discussed further in Note 5, the Partnership obtained Unitholder approval of these proposals on February 12, 1999. Pursuant to the Support Agreement, EOTT borrowed from Enron a $42 million bridge loan and a $175 million term loan and entered into a $1 billion credit facility with Enron, to replace its existing $600 million credit facility.

     Special Units. Effective July 16, 1996, EOTT created a new class of limited partner interest designated as Special Units. The Special Units ranked pari passu with the Common Units in all distributions and upon liquidation and were voted as a class with the Common Units. In connection with the Support Agreement, the Partnership issued 1,150,000 Special Units to Enron in December 1998 and, as discussed further below, Enron contributed $21.9 million APIs to the Partnership in February 1999. The Special Units were converted into Common Units in March 1999 on a one-for-one basis pursuant to the Support Agreement following the favorable vote of Unitholders in February 1999.

     Additional Partnership Interests. As of December 31, 1998, Enron had paid $21.9 million in distribution support. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. As discussed in Note 5, certain Unitholder approvals were obtained on February 12, 1999, and as a result Enron increased its cash distribution support to $29 million and extended it through the fourth quarter of 2001 and contributed the $21.9 million in APIs outstanding pursuant to its commitment made in connection with the Support Agreement. On May 14, 1999, Enron purchased $2.5 million in APIs in support of EOTT's first quarter 1999 distributions to its Common Unitholders and General Partner.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   OTHER INCOME (EXPENSE), NET

     The components of other income (expense), net are as follows (in thousands):

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -------------------------      ------------------------
                                                          1999           1998            1999          1998
                                                       ----------     ----------      ----------    ----------
     Gain (loss) on foreign currency transactions....  $     (159)    $     (521)     $      167    $   (1,012)
     Gain (loss) on disposal of fixed assets.........         112           (268)            548          (191)
     Other, net......................................          17            192             283           290
                                                       ----------     ----------      ----------    ----------
         Total.......................................  $      (30)    $     (597)     $      998    $     (913)
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

     The Texas Federal Anti-Trust Suit, the Mississippi Federal Anti-Trust Suit, and the Louisiana Federal Anti-Trust Suit (as those terms are defined in the Form 10-K referred to above), along with several other suits to which EOTT was not a party, were consolidated for settlement purposes and transferred to the Southern District of Texas in Corpus Christi by Transfer Order dated January 14, 1998. EOTT and the General Partner, along with a majority of the other named defendants, entered into a Settlement Agreement in December 1998, whereby the Settling Defendants agreed to settle their claims with the Plaintiffs. Adequate reserves have been recorded for EOTT's portion of the settlement. The settlement was verbally approved by the Honorable Judge Janis Jack on April 7, 1999. A final judgment was entered on August 11, 1999. Several appeals were timely filed against the judgment, so it is not yet final.

     The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas (the "Common Purchaser Act Case"). EOTT and several other defendants entered into a Settlement Agreement in this matter on August 5, 1999. The impact of the settlement was not material to the financial statements. Even though this Settlement Agreement disposed of any claims the State of Texas may have had in a similar action filed in Lee County, Texas in 1995, discussed previously and referred to as the State of Texas Royalty Suit, it did not dismiss the State of Texas Royalty Suit, nor did it dismiss any potential severance tax claims which the State of Texas may have in the Common Purchaser Act Case.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.   CHANGE IN ACCOUNTING PRINCIPLE

     In December 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The consensus requires the effect of initial application of Issue 98-10 to be recorded as a cumulative effect of a change in accounting principle effective January 1, 1999, for calendar year companies. The cumulative effect of adopting Issue 98-10 effective January 1, 1999 was $1.7 million and is reflected as an increase in net income in the Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 1999, EOTT had a net mark-to-market loss of $2.8 million and a mark-to-market gain of $0.3 million, respectively.

10.  NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The standard cannot be applied retroactively, but early adoption is permitted. EOTT has not yet determined the impact of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.


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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)

                                          NORTH
                                         AMERICAN                       WEST         CORPORATE
                                         CRUDE OIL      PIPELINE        COAST           AND
                                          - EOR        OPERATIONS     OPERATIONS      OTHER (B)     CONSOLIDATED
                                        -----------    -----------    -----------    -----------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenue from external customers .....   $ 2,120,192    $     8,837    $   186,435    $      --      $ 2,315,464
Intersegment revenue (a) ............         7,706         23,389          3,027        (34,122)          --
                                        -----------    -----------    -----------    -----------    -----------
   Total revenue ....................     2,127,898         32,226        189,462        (34,122)     2,315,464
                                        -----------    -----------    -----------    -----------    -----------
Gross margin ........................        19,072         30,975          7,013           --           57,060
                                        -----------    -----------    -----------    -----------    -----------
Operating income (loss) .............        (1,154)        13,405          1,683         (5,824)         8,110
Other expense .......................          --             --             --           (7,560)        (7,560)
                                        -----------    -----------    -----------    -----------    -----------
Net income (loss) ...................        (1,154)        13,405          1,683        (13,384)           550
                                        -----------    -----------    -----------    -----------    -----------
Depreciation and amortization .......        (1,906)        (5,414)          (497)          (433)        (8,250)
                                        -----------    -----------    -----------    -----------    -----------


THREE MONTHS ENDED SEPTEMBER 30, 1998
Revenue from external customers .....   $ 1,168,399    $     1,891    $   125,288    $        74    $ 1,295,652
Intersegment revenue (a) ............        14,837          5,746            374        (20,957)          --
                                        -----------    -----------    -----------    -----------    -----------
   Total revenue ....................     1,183,236          7,637        125,662        (20,883)     1,295,652
                                        -----------    -----------    -----------    -----------    -----------
Gross margin ........................        24,425          7,432          1,867             12         33,736
                                        -----------    -----------    -----------    -----------    -----------
Operating income (loss) .............         7,573          1,164           (488)        (7,096)         1,153
Other expense .......................          --             --             --           (2,959)        (2,959)
                                        -----------    -----------    -----------    -----------    -----------
Net income (loss) ...................         7,573          1,164           (488)       (10,055)        (1,806)
                                        -----------    -----------    -----------    -----------    -----------
Depreciation and amortization .......        (2,324)        (2,282)          (115)          (558)        (5,279)
                                        -----------    -----------    -----------    -----------    -----------


NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenue from external customers .....   $ 5,543,118    $    18,907    $   445,913    $       (14)   $ 6,007,924
Intersegment revenue (a) ............        39,101         65,861         17,360       (122,322)          --
                                        -----------    -----------    -----------    -----------    -----------
   Total revenue ....................     5,582,219         84,768        463,273       (122,336)     6,007,924
                                        -----------    -----------    -----------    -----------    -----------
Gross margin ........................        61,050         82,982         21,569            (48)       165,553
                                        -----------    -----------    -----------    -----------    -----------
Operating income (loss) .............          (222)        37,730          6,085        (18,295)        25,298
Other expense .......................          --             --             --          (20,032)       (20,032)
                                        -----------    -----------    -----------    -----------    -----------
Net income (loss) before cumulative
   effect of accounting change ......          (222)        37,730          6,085        (38,327)         5,266
                                        -----------    -----------    -----------    -----------    -----------
Depreciation and amortization .......        (6,652)       (15,298)        (1,488)        (1,302)       (24,740)
                                        -----------    -----------    -----------    -----------    -----------


NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenue from external customers .....   $ 3,270,917    $     5,161    $   480,171    $   110,682    $ 3,866,931
Intersegment revenue (a) ............        35,308         12,579            497        (48,384)          --
                                        -----------    -----------    -----------    -----------    -----------
   Total revenue ....................     3,306,225         17,740        480,668         62,298      3,866,931
                                        -----------    -----------    -----------    -----------    -----------
Gross margin ........................        66,207         17,372          6,880            (20)        90,439
                                        -----------    -----------    -----------    -----------    -----------
Operating income (loss) .............        19,073          1,973            (58)       (19,035)         1,953
Other expense .......................          --             --             --           (6,756)        (6,756)
                                        -----------    -----------    -----------    -----------    -----------
Net income (loss) before cumulative
   effect of accounting change ......        19,073          1,973            (58)       (25,791)        (4,803)
                                        -----------    -----------    -----------    -----------    -----------
Depreciation and amortization .......        (6,992)        (5,605)          (357)        (1,403)       (14,357)
                                        -----------    -----------    -----------    -----------    -----------


TOTAL ASSETS AT SEPTEMBER 30, 1999 ..   $ 1,062,066    $   316,201    $    75,910    $    20,411    $ 1,474,588
                                        -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS AT DECEMBER 31, 1998 ...       608,655        279,315         60,677         17,173        965,820
                                        -----------    -----------    -----------    -----------    -----------

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

13.  SUBSEQUENT EVENTS

     On October 19, 1999, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 for all Common Units for the period July 1, 1999 through September 30, 1999. The third quarter distribution of $9.0 million was paid on November 12, 1999 to the General Partner and all Common Unitholders of record as of October 29, 1999. The distribution was paid utilizing Available Cash from the Partnership.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

Information Regarding Forward-Looking Information

      The statements in this Quarterly Report on Form 10-Q that are not historical information are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in obtaining additional lease barrels and maintaining lease barrels, demands for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, industry conditions, the ability of the Partnership to avoid environmental liabilities, developments relating to pipeline tariff regulation, the successful resolution of litigation, the success of the Partnership's risk management activities, and the conditions of the capital and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.

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

Gathering and Marketing Operations

     In general, as we purchase crude oil in our gathering and marketing operations, we simultaneously establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX, thereby minimizing or eliminating exposure to price fluctuations. Through these transactions, we seek to maintain positions that are substantially balanced between crude oil purchases, on the one hand, and sales or future delivery obligations, on the other hand. As a result, changes in the absolute price level for crude oil do not necessarily impact the margin from gathering and marketing.

     Although we generally maintain a balanced position in terms of overall volumes, some risks cannot always be fully hedged, such as a portion of certain basis risks. Basis risk arises when we acquire crude oil by purchase or exchange that does not meet the specifications of the crude oil we are contractually obligated to deliver, whether in terms of geographic location, grade or delivery schedule. We seek to limit our price risk and also manage our margins through a combination of physical sales, NYMEX hedging activities and exchanges of crude oil with third parties. Certain of these contracts are marked-to-market in the current period, while the value of the related physical contract is recognized in the period of delivery which creates a difference in the timing of earnings recognition. However, it is our policy not to acquire and hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


     Our operating results are sensitive to a number of factors including: grades or types of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities, and timing and costs (including storage) involved in delivering crude oil to the appropriate customer.

     Gross margin from gathering, marketing and pipeline operations varies from period to period, depending to a significant extent upon changes in the supply and demand of crude oil and the resulting changes in United States crude oil inventory levels. The gross margin from gathering and marketing operations is generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of gathering and transportation. In addition to purchasing crude oil at the wellhead, we purchase crude oil in bulk at major pipeline terminal points and major marketing points and enter into exchange transactions with third parties. These bulk and exchange transactions are characterized by large volumes and narrow profit margins on purchase and sales transactions, and the absolute price levels for crude oil do not necessarily bear a relationship to gross margin, although such price levels significantly impact revenues and cost of sales. Because period-to-period variations in revenues and cost of sales are not generally meaningful in analyzing the variation in gross margin for gathering and marketing operations such changes are not addressed in the following discussion.

     During periods when the demand for crude oil is weak, the market for crude oil is often in contango, meaning that the price of crude oil in a given month is less than the price of crude oil in a subsequent month. In a contango market, storing crude oil is favorable, because storage owners at major trading locations can simultaneously purchase production at low current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is backward, meaning that the price of crude oil in a given month exceeds the price of crude oil in a subsequent month. A backward market has a positive impact on marketing margins because crude oil gatherers can capture a premium for prompt deliveries.

Pipeline Operations

     Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. A majority of the pipeline revenues are generated by transporting crude oil at published pipeline tariffs for the North American Crude Oil - East of Rockies business segment. Approximately 72.6% of the revenues of the Pipeline Operations business segment for the three months ended September 30, 1999, were generated from tariffs charged to the North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of our pipeline operations and are addressed in the following discussion of pipeline operations.


RECENT DEVELOPMENTS

     On September 29, 1999, EOTT issued 3,500,000 Common Units to the public with net proceeds to EOTT of $52.9 million. On October 1, 1999, EOTT issued to the public $235 million of 11% senior notes. The senior notes are due October 1, 2009, and interest is paid semiannually. The senior notes are guaranteed by all of EOTT's operating limited partnerships. The net proceeds from the issuance of the notes and the issuance of the Common Units were used to repay the $175 million term loan from Enron, the $42 million bridge loan from Enron and $57.3 million of short-term borrowings outstanding under the working capital facility from Enron.

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

      Consistent with the Partnership's acquisition strategy, EOTT is engaged in discussions with a third party relating to the possible acquisition of contracts and transportation assets, including trucks, crude oil pipelines and storage facilities. EOTT entered into a confidentiality agreement that provided that the owner of the assets would furnish EOTT with confidential information for use in its evaluation of the assets. EOTT had the exclusive right to discuss this possible purchase of the assets with the owner until November 1, 1999, or until an earlier date on which one of the parties gives written notice to the other that negotiations between the parties have terminated. While the confidentiality agreement has expired, EOTT is continuing to discuss the potential purchase of the assets with the owner. EOTT has previously indicated to the potential seller that it believes that the acquisition price for the assets would be in the range of $210 million to $240 million, but we have not reached any agreement regarding the price for the assets or any other terms of the transaction. If an agreement is reached regarding this acquisition, the Partnership may finance the purchase price through the issuance of additional Common Units, the issuance of public or private debt securities or loans or some combination of the foregoing. EOTT can give no assurance regarding when or whether it will reach agreement with the owner on the terms of the acquisition or that, if it does reach agreement, the acquisition will be completed.

     The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated partnerships.

RESULTS OF OPERATIONS

     EOTT reported net income of $0.5 million or $0.02 per diluted Unit for the third quarter of 1999, which includes mark-to-market losses of $2.8 million or $0.12 per diluted Unit, compared to a net loss of $1.8 million or $0.09 per diluted Unit for the third quarter of 1998. The third quarter 1999 results reflect increased lease volumes and margins associated with the 1998 and 1999 asset acquisitions and the adoption of conclusions reached by the Emerging Issues Task Force in Issue No. 98-10 ("Issue 98-10"), "Accounting for Contracts

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


Involved in Energy Trading and Risk Management Activities." Issue 98-10 requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The adoption of Issue 98-10 in the first quarter of 1999 included a $1.7 million cumulative effect as of January 1, 1999, approximately $2.8 million of net unrealized mark-to-market losses in the third quarter and approximately $0.3 million of net unrealized mark-to-market gains for the nine months ended September 30, 1999.


     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                       1999        1998        1999        1998
                                                     --------    --------    --------    --------
Revenues:
   North American Crude Oil - East of Rockies ....   $2,127.9    $1,183.2    $5,582.2    $3,306.2
   Pipeline Operations ...........................       32.2         7.6        84.8        17.7
   West Coast Operations .........................      189.4       125.7       463.2       480.7
   Corporate and Other(2) ........................       --           0.1        --         110.7
   Intersegment Eliminations .....................      (34.1)      (21.0)     (122.3)      (48.4)
                                                     --------    --------    --------    --------
   Total .........................................   $2,315.4    $1,295.6    $6,007.9    $3,866.9
                                                     ========    ========    ========    ========

Gross margin:
   North American Crude Oil - East of Rockies(1)..   $   19.1    $   24.4    $   61.1    $   66.2
   Pipeline Operations ...........................       31.0         7.5        83.0        17.4
   West Coast Operations .........................        7.0         1.9        21.5         6.9
   Corporate and Other(2) ........................       --          --          --          --
                                                     --------    --------    --------    --------
   Total .........................................   $   57.1    $   33.8    $  165.6    $   90.5
                                                     ========    ========    ========    ========

Operating income (loss):
   North American Crude Oil - East of Rockies(1)..   $   (1.2)   $    7.6    $   (0.2)   $   19.1
   Pipeline Operations ...........................       13.4         1.2        37.7         2.0
   West Coast Operations .........................        1.7        (0.5)        6.1        (0.1)
   Corporate and Other(2) ........................       (5.8)       (7.1)      (18.3)      (19.0)
                                                     --------    --------    --------    --------
   Total .........................................   $    8.1    $    1.2    $   25.3    $    2.0
                                                     ========    ========    ========    ========

     (1) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs. In 1999, intersegment transportation costs from the Pipeline Operations segment represented $23.4 million and $65.9 million for the three months and nine months ended September 30, 1999 respectively. For the three months and nine months ended September 30, 1998, intersegment transportation costs from the Pipeline Operations segment represented $5.8 million and $12.6 million, respectively.

     (2)  1998 amounts include East of Rockies refined products business.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

     North American Crude Oil - East of Rockies: The North American Crude Oil segment had an operating loss of $1.2 million for the third quarter 1999, compared to operating income of $7.6 million for the same period in 1998. As a result of the acquisition of assets from Koch, the North American Crude Oil segment is incurring increased transportation costs from the Pipeline Operations segment due to the significant increase in the volume of crude oil transported at higher published tariff rates as well as incurring additional operating costs associated with the asset acquisitions. Gross margin decreased $5.3 million to $19.1 million in the third quarter of 1999 due primarily to increased transportation costs or tariffs paid to the Pipeline Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


segment and $1.6 million of unrealized mark-to-market losses being recorded in the third quarter for certain energy contracts. Crude oil lease volumes increased significantly from an average of 278,200 barrels per day for the three months ended September 30, 1998 to an average of 402,700 barrels per day for the three months ended September 30, 1999 due to the acquisitions of assets from Koch. Operating expenses of $20.3 million for the third quarter 1999 were $3.5 million higher than in the third quarter of 1998 due primarily to higher operating costs and employee related costs associated with the acquisitions of assets from Koch.

     Pipeline Operations: Pipeline Operations had operating income of $13.4 million for the third quarter 1999 compared to operating income of $1.2 million for the same period in 1998. Revenues, which include three months of activity related to the asset acquisition from Texas-New Mexico Pipeline Company in 1999, increased $24.6 million to $32.2 million in the third quarter of 1999 due primarily to increased activity related to the acquisition of pipelines from Koch and Texas-New Mexico Pipeline Company. Approximately $23.4 million and $5.8 million of revenues for the three months ended September 30, 1999 and 1998, respectively, were generated from tariffs charged to the North American Crude Oil segment. Pipeline volumes averaged 562,200 barrels per day for the three months ended September 30, 1999 compared to 191,000 barrels per day for the three months ended September 30, 1998. Operating expenses of $17.6 million for the third quarter of 1999 were $11.3 million higher than in the third quarter of 1998 due to higher employee related costs, operating costs and depreciation associated with the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company.

     West Coast Operations: West Coast Operations had operating income of $1.7 million for the third quarter 1999, compared to an operating loss of $0.5 million for the same period in 1998 primarily due to increased margins associated with the crude oil blending operations acquired from Koch. Operating expenses of $5.3 million for the third quarter of 1999 were $2.9 million higher than in the third quarter of 1998 due to higher employee related costs, operating costs and depreciation associated with the acquisition of assets from Koch.

     Corporate and Other: Corporate and Other costs were $5.8 million for the third quarter 1999 compared to $7.1 million in the third quarter 1998. The decrease is due primarily to a $1.0 million write-off of certain information system development costs in 1998 and lower system operating costs in 1999. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency and gains (losses) on sales of fixed assets, increased $0.6 million in the third quarter 1999 compared to the same period in 1998 primarily due to reduced foreign currency transaction losses and gains on sales of fixed assets. Interest and related charges in the third quarter 1999 were $7.6 million compared to $2.5 million for the same period in 1998. The increase is due primarily to higher average short-term debt in 1999 due to the financing of the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

     North American Crude Oil - East of Rockies: Operating loss for the North American Crude Oil segment was $0.2 million for the first nine months of 1999, compared to operating income of $19.1 million for the same period in 1998. As previously discussed, as a result of the acquisition of assets from Koch, the North American Crude Oil segment is incurring increased transportation costs from the Pipeline Operations segment due to the significant increase in the volume of crude oil transported at higher published tariff rates as well as incurring additional operating costs associated with the asset acquisitions. Gross margin decreased $5.1 million to $61.1 million in the first nine months of 1999 due primarily to increased transportation costs or tariffs paid to the Pipeline Operations segment offset by approximately $1.1 million of unrealized mark-to-market gains being recorded in the first nine months of 1999 for certain energy contracts. Crude oil lease volumes increased significantly from an average of 273,000 barrels per day for the nine months ended September 30, 1998 to an average of 409,500 barrels per day for the nine months ended September 30, 1999 due to the acquisition of assets from Koch. Operating expenses of $61.3 million for the first nine months of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


1999 were $14.2 million higher than in the first nine months of 1998 due primarily to higher operating costs and employee related costs associated with the acquisitions of assets from Koch in December 1998.

     Pipeline Operations: Pipeline Operations had operating income of $37.7 million for the first nine months of 1999 compared to operating income of $2.0 million for the same period in 1998. Revenues, which include five months of activity related to the asset acquisition from Texas-New Mexico Pipeline Company in 1999, increased $67.1 million to $84.8 million in the first nine months of 1999 due primarily to increased activity related to the acquisitions of pipelines from Koch and Texas-New Mexico Pipeline Company. Approximately $65.9 million and $12.6 million of revenues for the nine months ended September 30, 1999 and 1998, respectively, were generated from tariffs charged to the North American Crude Oil segment. Pipeline volumes averaged 486,500 barrels per day for the nine months ended September 30, 1999 compared to 165,200 barrels per day for the nine months ended September 30, 1998. Operating expenses of $45.3 million for the first nine months of 1999 were $29.9 million higher than in the first nine months of 1998 due to higher employee related costs, operating costs and depreciation associated with the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company.

     West Coast Operations: West Coast Operations had operating income of $6.1 million for the first nine months of 1999, compared to an operating loss of $0.1 million for the same period in 1998 primarily due to increased margins associated with the crude oil blending operations acquired from Koch and increased margins in refined products marketing due to disruptions in supply and demand resulting from refinery outages. Operating expenses of $15.4 million for the first nine months of 1999 were $8.4 million higher than for the same period in 1998 due to higher employee related costs, operating costs and depreciation associated with the acquisition of assets from Koch.

     Corporate and Other: Corporate and Other costs were $18.3 million for the first nine months of 1999 compared to $19.0 million in the first nine months of 1998. The decrease is due primarily to a $1.0 million write-off of certain information system development costs in 1998, lower severance costs and depreciation in 1999 partially offset by higher insurance costs in 1999. Other income (expense), net, consisting primarily of gains (losses) on transactions denominated in foreign currency and gains (losses) on sales of fixed assets, increased $1.9 million to income of $1.0 million in the first nine months of 1999 primarily due to gains on foreign currency transactions and gains on sales of fixed assets. Interest and related charges in the first nine months of 1999 were $21.5 million compared to $6.4 million for the same period in 1998. The increase is due to higher average short-term debt in 1999 due to the financing of the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company.

LIQUIDITY AND CAPITAL RESOURCES

General

     Management anticipates that short-term liquidity as well as sustaining capital expenditures for the foreseeable future will be funded primarily by cash generated from operations in addition to lines of credit provided by Enron and commodity repurchase agreements, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows From Operating Activities

     Net cash used in operating activities totaled $7.2 million for the first nine months of 1999 compared to net cash provided by operating activities of $1.5 million for the same period in 1998 primarily due to increased cash requirements related to NYMEX hedging activities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


Cash Flows From Investing Activities

     Net cash used in investing activities totaled $48.8 million for the first nine months of 1999 compared to $33.8 million for the same period in 1998. Cash additions to property, plant, and equipment and acquisitions of $49.4 million in 1999 primarily include $33.0 million representing cash consideration for the asset acquisition from Texas-New Mexico Pipeline Company, $7.6 million for other pipeline connections and improvements, and $4.1 million for information systems development. Proceeds from asset sales were $0.5 million in the first nine months of 1999 compared to $0.7 million in the first nine months of 1998.

Cash Flows From Financing Activities

     Net cash provided by financing activities totaled $55.0 million for the first nine months of 1999 compared to net cash provided of $35.2 million for the same period in 1998. The 1999 amount primarily represents net proceeds from the issuance of 3,500,000 Common Units and increases in short-term borrowings for working capital needs and acquisition financing, offset by the repayment of the $42.0 million bridge loan from Enron and distributions paid to all Common and Special Unitholders for the period October 1, 1998 through June 30, 1999.

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

     At September 30, 1999 and December 31, 1998, EOTT had a term loan of $175 million outstanding with Enron under a financing arrangement to fund a portion of the cash consideration paid to Koch for the assets purchased in 1998 and to refinance indebtedness incurred in prior acquisitions. The term loan had a scheduled maturity of December 31, 1999. The interest rate on the term loan was LIBOR plus 300 basis points. As discussed further below, EOTT issued $235 million of 11% senior notes on October 1, 1999 and as a result, the term loan was reclassed to long-term liabilities at September 30, 1999.

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

     In addition, at December 31, 1998, EOTT had $42 million of debt outstanding with Enron under a $100 million bridge loan to finance a portion of the cash consideration for the acquisition of assets from Koch. The interest rate on the bridge loan was initially LIBOR plus 400 basis points. At the end of each three-month period, the spread on the bridge loan increased by 25 basis points. The bridge loan was unsecured, and its maturity date was December 31, 1999.

     On September 29, 1999, EOTT issued 3,500,000 Common Units to the public with net proceeds to EOTT of $52.9 million. On October 1, 1999, EOTT issued to the public $235 million of 11% senior notes. The senior notes are due October 1, 2009 and interest is paid semiannually. The senior notes are guaranteed by all of EOTT's operating limited partnerships. On or after October 1, 2004, EOTT may redeem the notes, and prior to October 1, 2002, EOTT may redeem up to 35% of the notes with proceeds of public or private sales of equity at specified redemption prices. The net proceeds from the issuance of the notes and the issuance of the Common Units were used to repay the $175 million term loan from Enron, the $42 million bridge loan from Enron and $57.3 million of short-term borrowings outstanding under the working capital facility from Enron.

     The General Partner believes that the Enron facility and commodity repurchase agreements will be sufficient to support the Partnership's crude oil purchasing activities and working capital and liquidity requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

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

     At December 31, 1998, EOTT had outstanding forward commodity repurchase agreements of approximately $83.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 20, 1999 for approximately $83.4 million. At September 30, 1999, EOTT had outstanding forward commodity repurchase agreements of approximately $89.8 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on October 20, 1999 for approximately $90.2 million.

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

State of Readiness

     The General Partner's Board of Directors has been briefed about the Year 2000 problem. The Board adopted a Year 2000 plan (the "Plan") aimed at taking reasonable steps to prevent the Partnership's mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage of or significant impairment to the Partnership's business.

     The Partnership has implemented the Plan, which has been modified as events warranted. Under the Plan, the Partnership inventoried its mission-critical computer hardware and software systems and embedded chips (computer chips with date-related functions, contained in a wide variety of devices), and software; assessed the effects of Year 2000 problems on the mission-critical functions of the Partnership's businesses; remedied material disruptions or other material adverse effects on mission-critical functions, processes and systems; verified and tested the mission-critical systems to which remediation efforts had been applied; and attempted to ameliorate those mission-critical aspects of the Year 2000 problem that may not be remediated by January 1, 2000, including the development of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

     Implementation of the Plan has been directly supervised by the General Partner's Director of Systems, who is the Year 2000 Project Director. The Project Director coordinated the implementation of the Plan with the assistance of an Oversight Committee, consisting of selected employees of the General Partner and one member of its Board of Directors. The Partnership also engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

     The Plan recognized that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of the Partnership's business. The Partnership does not have control of these Outside Entities or Outside Systems. However, the Plan includes an ongoing process of contacting Outside Entities whose systems, in the General Partner's judgment, have, or may have, a substantial effect on the Partnership's ability

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The Plan envisioned the Partnership attempting to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible" (that is, able to process data reliably, both before and after January 1, 2000, without disruption due to an inability to process date information). The Partnership has reasonably attempted to coordinate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical to the Partnership are Year 2000 compatible before January 1, 2000. Consequently, the Partnership has worked prudently with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert (where necessary), test (where necessary), and develop contingency plans for the Partnership's connections to these mission-critical Outside Systems, to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with the Partnership's remediation of its own mission-critical systems.

     It is important to recognize that the processes of inventorying, assessing, analyzing, converting (where necessary), testing (where necessary), and developing contingency plans for mission-critical items in anticipation of the Year 2000 event are necessarily iterative processes. That is, the steps have been repeated as the Partnership learned more about the Year 2000 problem and its effects on the Partnership's internal systems and on Outside Systems. As the steps have been repeated, new problems have been identified and addressed. The Partnership anticipates that it will continue with these processes through January 1, 2000 and, if necessary based on experience, into the Year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

     As of November 1999, the Partnership is in the final stages in the implementation of the Plan as shown in the following tables. The Plan included verification and validation of certain of the Partnership's mission-critical facilities and functions by independent consultants. These consultants participated to varying degrees in many or all of the stages, including the inventory, assessment, and testing phases. The Partnership has continued to closely monitor work under the Plan and has revised estimated completion dates for each listed process according to experience. All dates are only relevant for the initial iteration of the applicable stage of the Plan. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed.


---------------------------------------------------------------------------------------------------------
                                      YEAR 2000 PROJECT READINESS
---------------------------------------------------------------------------------------------------------
                    Inventory  Assessment  Analysis   Conversion  Testing  Y2K-Ready   Contingency Plan
---------------------------------------------------------------------------------------------------------
Mission-Critical        C          C           C          C         IP         IP             IP
Internal Items
---------------------------------------------------------------------------------------------------------
Mission-Critical        C          C           C          C         IP         IP             IP
Outside Entities
---------------------------------------------------------------------------------------------------------

Legend:  C = Complete       IP = In Process


---------------------------------------------------------------------------------------------------------
                              YEAR 2000 PROJECT ESTIMATED COMPLETION DATES
---------------------------------------------------------------------------------------------------------
                    Inventory  Assessment  Analysis   Conversion  Testing  Y2K-Ready   Contingency Plan
---------------------------------------------------------------------------------------------------------
Mission-Critical      7/98        5/99       8/99        9/99      11/99     11/99           11/99
Internal Items
---------------------------------------------------------------------------------------------------------
Mission-Critical      7/98        5/99       6/99        8/99      11/99     12/99           12/99
Outside Entities
---------------------------------------------------------------------------------------------------------

     The Partnership has substantially completed remediation on all business applications currently in production, along with related hardware and software. Embedded systems (generally pipeline SCADA devices) were running behind schedule primarily because of acquisitions of additional assets by the Partnership which significantly increased the number of devices to analyze and test. Testing of the embedded systems was

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


completed by the end of September, with the exception of a few remaining minor equipment upgrades, which should be installed by November 15, 1999. As of November of 1999, the Partnership is Year 2000 ready on approximately 95% of its equipment. Remediation is in progress on an additional 5% of the equipment and the analysis of the remaining equipment is complete.

     Letters requesting the status of Year 2000 readiness were sent to substantially all vendors and business partners. Follow-up requests were sent to parties in that initial group identified as mission-critical. The status of Year 2000 readiness for these mission-critical counterparties continues to be verified by means such as telephone surveys and viewing website updates.

     Because the Partnership's Year 2000 Plan treats Year 2000 efforts as an iterative process, the Partnership has implemented additional cycles of inventory, assessment, remediation, and validation testing, which continue to be conducted in parallel, and in coordination, with the Partnership's Year 2000 contingency plan.

Costs to Address Year 2000 Issues

     Preliminary estimates of the total Year 2000 costs, which have been expensed as incurred, ranged from $2 million to $3 million. However, the estimated costs of implementing the Plan have not taken into account the costs, if any, that might be incurred as a result of Year 2000 related failures that occur despite the Partnership's implementation of the Plan. These projects, which began in 1997, have continued through 1999. The Partnership continues to be concerned with hidden defects in computer code, including re-coding errors in remediated code; sabotage of remediated code; embedded devices with Year 2000 defects; and the potential failure of mission-critical Outside Entities. The Partnership developed contingency plans to the extent practicable to avoid substantial Year 2000 related disruptions that may have a material adverse effect on the Partnership. None of these problems is unique to the Partnership. Although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the "Summary" section, below, that the actual costs of implementing the Plan will not differ materially from the estimated costs or that the Partnership will not be materially adversely affected by Year 2000 issues.

Year 2000 Risk Factors

     Certain of the Partnership's operations are regulated by governmental authorities. The Partnership believes that it has, based on information the Partnership had at the time, satisfied these regulatory authorities' requirements for achieving Year 2000 readiness. If the Partnership's reasonable expectations in this regard are in error, and if a regulatory authority should order the temporary cessation of the Partnership's operations in one or more of these areas, the adverse effect on the Partnership could be material. Outside Entities could face similar problems that materially adversely affect the Partnership.

     Between now and 2000 there will be increased competition for people skilled in the technical and managerial skills necessary to deal with the Year 2000 problem. While the Partnership has taken substantial precautions to recruit and retain sufficient people skilled in dealing with the Year 2000 problem, and has hired consultants who bring additional skilled people to deal with the Year 2000 problem as it affects the Partnership, the Partnership does not reasonably anticipate facing shortages of skilled personnel or other resources, such as Year 2000 ready computer chips, which might delay or otherwise impair the Partnership's ability to assure that its mission-critical systems are Year 2000 ready. Outside Entities could face similar problems that materially adversely affect the Partnership. The General Partner believes that the possible impact of the shortage of skilled people is not, and will not be, unique to the Partnership.

     The Partnership believes that, to the best of its knowledge, its mission-critical systems will be Year 2000-ready before January 1, 2000. However, there is no assurance that the Plan will succeed in accomplishing its

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


purpose or that unforeseen circumstances will not arise during the implementation of the Plan that would materially adversely affect the Partnership.

     The Partnership has taken reasonable steps to identify, assess, and, where appropriate, to replace devices that contain embedded chips. Despite these reasonable efforts, the Partnership anticipates that it has not found and remediated all embedded chips in the Partnership's systems. Further, the Partnership anticipates that Outside Entities on which the Partnership depends also may not have been able to find and remediate all embedded chips in their systems. Some of the embedded chips that fail to operate or that produce anomalous results may create system disruptions or failures. Some of these disruptions or failures may spread from the systems in which they are located to other systems in a cascade. These cascading failures may have adverse effects upon the Partnership's ability to maintain safe operations, and may also have adverse effects upon the Partnership's ability to serve its customers and otherwise to fulfill certain contractual and other legal obligations. The embedded chip problem is widely recognized as one of the more difficult aspects of the Year 2000 problem across industries and throughout the world. The possible adverse impact of the embedded chip problem is not, and will not be, unique to the Partnership.

     The Partnership cannot assure that suppliers upon which it depends for essential goods and services have converted and tested their mission-critical systems and processes in a timely manner. Failure of delay by all or some of these entities, including the U.S. and state or local governments and foreign governments, could create substantial disruptions having a material adverse affect on the Partnership's business.

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

     In a Securities and Exchange Commission release regarding Year 2000 disclosures, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Partnership's mission-critical information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as oil facilities and pipelines; and the failure of Outside Systems, the effects of which would have a cumulative material adverse impact on the Partnership's mission-critical systems. Among other things, the Partnership could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. The Partnership could also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of the Partnership's revenues, would be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on the Partnership, and the diminution of the Partnership's revenues, from a domestic or global recession or depression, also is likely to be material, although not quantifiable at this time.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


     The Partnership continues to monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result or may result from the Year 2000 problem.

Contingency Plans

     As part of the Plan, the Partnership has developed contingency plans to deal with two aspects of the Year 2000 problem: (1) that the Partnership, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all its internal mission-critical systems; and (2) that Outside Systems may not be Year 2000 ready, despite the Partnership's good-faith, reasonable efforts to work with Outside Entities. The Partnership's contingency plans are designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

     These contingency plans include an assessment of all its mission-critical internal information technology systems and its internal operational systems that use computer-based controls. This process continues as circumstances require. Further, the Partnership continues to assess any mission-critical disruptions due to Year 2000-related failures that are external to the Partnership. These assessments are being conducted for all of the Partnership's operations.

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

Summary

     The Partnership has a Plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission-critical systems that it controls. From a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect the Partnership, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications, and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission-critical software (computer code) internal to the Partnership that is not Year 2000 compatible, or that may be subject to re-coding errors or sabotage; and the unavailability of certain necessary internal or external resources, including but not limited to trained technicians and other personnel to perform adequate remediation, verification, and testing of mission-critical Partnership systems or Outside Systems. There can be no assurance, for example, that all of the Partnership's systems and all Outside Systems have been adequately remediated so that they are Year 2000 ready or will be by January 1, 2000, so as not to create a material disruption to the Partnership's business. If, despite the Partnership's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000-related failures that create substantial disruptions to the Partnership's business, the adverse impact on the Partnership's business could be material. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems, and similar events. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Partnership's implementation of the Plan.

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

OUTLOOK

     EOTT will continue to pursue attractive acquisition or business combination opportunities to increase the scale of its business, add cash flow, and reduce earnings variability. The acquisition of assets from Texas-New Mexico Pipeline Company, effective May 1, 1999, provides stable pipeline revenues, which will help strengthen the dependability of the Partnership's cash flow. Acquisitions that result in increased lease purchase volumes should help to enhance EOTT's gathering and marketing opportunities. EOTT management is committed to continue improving internal business processes in all operational, marketing, and administrative areas and thereby achieve improvements in productivity.

     Historically, the crude oil gathering and marketing business has been very competitive with thin and variable profit margins. Market conditions and the amount of crude oil produced cannot be projected with certainty. The Partnership intends to continue to pay MQDs to all its Common Unitholders and paid third quarter distributions to all its Common Unitholders on November 12, 1999 without any distribution support from Enron; however, due to the changing market conditions and the decline in crude oil being produced which affects operating results, it is possible that distribution support from Enron may be needed to pay MQDs in the future. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs and has increased its cash distribution support to $29 million ($26.5 million of which remains available) and extended it through the fourth quarter 2001, which should further assure Common Unitholders of continued reliable distributions.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                           EOTT ENERGY PARTNERS, L.P.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in EOTT's Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

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


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 27       Financial Data Schedule


(b)  Reports on Form 8-K.


     September 8, 1999   RE: Item 5 - Possible acquisition of contracts and
     transportation assets.


     September 29, 1999  RE: Item 7 - Filing of certain exhibits.


     October 1, 1999     RE: Item 7 - Filing of certain exhibits.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EOTT ENERGY PARTNERS, L.P.
                                      (A Delaware Limited Partnership)

Date:  November 15, 1999              By: EOTT ENERGY CORP. as
                                          General Partner


                                          /s/ LORI L. MADDOX
                                      ---------------------------------
                                      Lori L. Maddox
                                      Controller
                                      (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
  27                Financial Data Schedule