Form 10-K
period 1999-12-31
EOTT ENERGY PARTNERS LP
filed 2000-03-28
CIK 917464

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

  For the fiscal year ended December 31, 1999 Commission File Number: 1-12872
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                               76-0424520
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

        1330 Post Oak Boulevard
               Suite 2700
             Houston, Texas                                         77056
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

                                 (713) 993-5200
                       ----------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of each class             Name of each exchange on which registered
---------------------------------      -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 1, 2000, was approximately $177,248,750.

================================================================================

                           EOTT ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
                                    PART I
Item 1.   Business                                                                   3
Item 2.   Properties                                                                13
Item 3.   Legal Proceedings                                                         14
Item 4.   Submission of Matters to a Vote of Security Holders                       16

                                    PART II

Item 5.   Market for Registrant's Common Units and Related Security
              Holder Matters                                                        17
Item 6.   Selected Financial Data                                                   18
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                             19
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk                29
Item 8.   Financial Statements and Supplementary Data                               31
Item 9.   Disagreements on Accounting and Financial Disclosure                      31

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                        32
Item 11.  Executive Compensation                                                    35
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                                        40
Item 13.  Certain Relationships and Related Transactions                            42

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K            43

                                     PART I

ITEM 1. BUSINESS

GENERAL

     EOTT Energy Partners, L.P., a Delaware limited partnership, through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil, refined petroleum products, natural gas liquids and related activities. EOTT Energy Partners, L.P.'s principal business segments are its North American - East of Rockies crude oil gathering and marketing operations, its Pipeline Operations and its West Coast Operations, which includes crude oil gathering and marketing, refined products marketing and a natural gas liquids business (see Note 20 to the Consolidated Financial Statements for certain financial information by business segment). Unless the context otherwise requires, the terms "EOTT" and the "Partnership" herein refer to EOTT Energy Partners, L.P., its affiliated limited partnerships, and for periods prior to the Partnership's initial public offering in March 1994, EOTT Energy Corp., its wholly-owned subsidiary, EOTT Energy Ltd., and its affiliated company, Enron Products Marketing Company (collectively referred to as the "Predecessor").

     In 1999, EOTT Energy Partners, L.P. formed EOTT Energy Finance Corp. as a direct wholly-owned subsidiary. This entity was set up for the debt offering to facilitate certain investors' ability to purchase EOTT's senior notes, more fully described in Note 8 to the Consolidated Financial Statements.

     EOTT Energy Corp. (the "General Partner"), a Delaware corporation and an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), serves as the sole general partner of the Partnership and its affiliated operating limited partnerships. In addition to its aggregate approximate 2% general partner interest in the Partnership, the General Partner owns an approximate 25% limited partner interest in the Partnership in the form of subordinated units. Enron, through its ownership of EOTT Common Units, holds an approximate 12% interest in the Partnership.

OVERVIEW

     EOTT is one of the largest independent crude oil gathering and marketing companies in North America. EOTT gathers and markets from over 40,000 oil wells in 18 states and Canada, averaging 428,700 barrels per day during 1999. In addition, EOTT is engaged in interstate and intrastate crude oil transportation, crude oil terminalling and storage activities, and crude oil blending. Most of the crude oil EOTT purchases directly from the oil well ("lease crude oil") is delivered to refiners and other customers nationwide. EOTT transports crude oil through pipelines, including approximately 8,300 miles of EOTT pipeline and gathering systems, and trucking operations, which includes a fleet of 259 owned or leased trucks.

     EOTT engages in the following business activities:

     o GATHERING AND MARKETING. EOTT gathers, stores and transports crude oil in the United States and Canada. This involves purchasing and gathering crude oil from producers and other sellers for subsequent sale to refiners and other customers. EOTT gathers crude oil from over 6,000 producers and operators, of which approximately 89% of the volumes are from independent producers and the remaining 11% are from major integrated oil companies. EOTT also provides certain accounting and administrative services to some producers and operators. EOTT believes that its ability to offer reliable and reasonably priced services to producers and operators is a key factor in maintaining lease crude oil volumes and in obtaining new lease volumes. Most of these operations are included in the North American Crude Oil - East of Rockies business segment.

     o PIPELINE OPERATIONS. Through the Partnership's common carrier pipeline systems, EOTT transports crude oil for its gathering and marketing operations and for third parties pursuant to published tariff rates regulated by the Federal Energy Regulatory Commission and state regulatory authorities. EOTT transported 513,700 barrels per day in 1999, a significant portion of which was transported for EOTT's own gathering and marketing operations. EOTT conducts these operations in its Pipeline Operations business segment. Approximately 76% of the revenues of the Pipeline Operations business segment for the twelve months ended December 31, 1999, were generated from tariffs charged to the North American Crude Oil - East of Rockies business segment.

     o CRUDE OIL BLENDING AND NATURAL GAS LIQUIDS PROCESSING. EOTT blends West Coast sour crude with sweet crude oil and natural gas liquids to upgrade heavy sour crude oil into a medium gravity Alaskan North Slope type of crude oil, which is sold to Los Angeles Basin refineries. In addition, EOTT has a gas processing plant, a fractionation plant, and refrigerated propane storage and related distribution facilities, which provide natural gas liquids to EOTT's crude oil blending operation as well as other services for the natural gas liquids operations. EOTT conducts these operations in its West Coast Operations business segment.

     EOTT operates gathering systems in all major production areas in the lower 48 states. The 18 states in which EOTT gathers have represented, on average, approximately 97% of the production in the lower 48 states from 1985 to 1997, according to the most recent data available from the American Petroleum Institute. These states have had a historical average annual oil production decline rate of 2.6% over the same period; however, this may not necessarily represent the decline rates in the particular fields from which we gather crude oil.

NORTH AMERICAN CRUDE OIL - EAST OF ROCKIES OPERATIONS

     EOTT's crude oil gathering and marketing operations consist of purchasing and gathering crude oil from producers and operators for subsequent sale to refiners and other customers. EOTT's gathering activities are conducted in the 18 states which represent approximately 97% of the crude oil production in the lower 48 states. Gathering and marketing of crude oil consists of:

     o purchasing lease crude oil from producers and operators at the oil well and in bulk from aggregators at major pipeline interconnects and marketing locations,

     o transporting crude oil on the Partnership's own proprietary or common carrier pipelines, through its fleet of trucks or on assets owned and operated by third parties,

     o buying and selling crude oil or exchanging it for either another grade of crude oil or for crude oil at a different geographic location in order to increase margins or meet contract delivery requirements, and

     o marketing crude oil to refiners, large integrated oil companies and other customers.

     As a gatherer and marketer, EOTT seeks to earn profits primarily by buying crude oil at competitive prices, efficiently transporting and handling the purchased crude oil and marketing the crude oil to refinery customers or other trade partners. EOTT purchases and sells crude oil primarily under contracts with 30-day renewable terms, with some contracts having terms from two months to one year. In addition, in December of 1998, the Partnership entered into a 15-year supply contract at market-based prices with Koch Oil Company for less than 25% of EOTT's lease crude oil volumes.

Crude Oil Gathering

     In a typical producer's operation, crude oil flows from the oil well to a separator where the petroleum gases are removed. After separation, the crude oil is treated to remove water, sand and other contaminants and is then moved into the producer's on-site storage tanks. When the tank is full, the producer contacts EOTT's field personnel to purchase and transport the crude oil to market. EOTT utilizes its pipelines and trucks to transport most of the crude oil purchased to market.

     EOTT engages in several types of purchases, sales and exchanges of crude oil. Most transactions EOTT enters into are at market responsive prices for a term or duration of 90 days or less, with a large number of transactions on a 30-day renewable basis. These purchases are automatically renewable on a month-to-month basis until terminated by either party. The purchases are typically based on EOTT's posted prices, or the price at which EOTT is willing to pay producers in a particular region, plus a bonus. The bonus is determined based on grade of oil, transportation costs and competitive factors. Both the posted price and the bonus change in response to market conditions. Posted prices can change daily, and bonuses, in general, can change every 30 days as contracts renew. Conducting business under these short-term contracts with multiple producers helps EOTT reduce the overall basis risk and variability in the crude oil gathering and marketing business. See "Business - Risk Management Services / Derivatives."

     The North American Crude Oil - East of Rockies operation is organized into seven operating regions. Of the 428,700 barrels per day of lease crude oil EOTT purchased in 1999, approximately 408,800 barrels per day or 95% was gathered in the North American Crude Oil - East of Rockies business segment. The remainder of the lease crude oil was gathered in the West Coast region.

Crude Oil Marketing

     The marketing of crude oil is complex and requires detailed knowledge of the crude oil market and a familiarity with a number of factors including: types of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities and timing and costs (including storage) involved in delivering crude oil to the appropriate customer. EOTT markets crude oil through its extensive gathering and marketing asset base which allows EOTT to select among several transportation, storage and delivery alternatives.

     Generally, as EOTT purchases lease crude oil, it enters into corresponding sale transactions involving physical deliveries of crude oil to third party users, such as independent refineries, or corresponding sales of futures contracts on the NYMEX. This process enables EOTT to hedge against price fluctuations until it makes physical delivery of the crude oil. After purchase of a lease barrel, EOTT may re-market that barrel both in the futures and physical markets in order to maximize the value of the lease crude oil volumes. Throughout the process, EOTT seeks to maintain a substantially balanced position at all times with respect to lease volumes; however, EOTT has certain risks which cannot be completely hedged such as basis risks (the risk that price relationships between delivery points, grades of crude oil or delivery periods will change) and the risk that transportation costs will change. It is EOTT's policy not to hold any inventory for the purpose of speculating on price changes.

     Market conditions have a direct effect on EOTT's marketing strategy. During periods when the demand for crude oil is weak, the market for crude oil is often in contango, meaning that the price of crude oil in a given month is less than the price of crude oil in a subsequent month. In a contango market, storing crude oil is favorable, because storage owners at major trading locations can simultaneously purchase production at low current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is backwardated, meaning that the price of crude oil in a given month exceeds the price of crude oil in a subsequent month. A backwardated market has a positive impact on marketing margins because crude oil gatherers can capture a premium for prompt deliveries.

Producer Services

     Purchasing crude oil from producers and operators is done on the basis of competitive pricing and reliable and responsive customer service. EOTT believes its ability to offer enhanced customer services to producers and operators is an important factor in maintaining lease crude oil volumes and in obtaining new volumes. Services offered include gathering capabilities, timely pickup of crude oil from producers' tanks at the lease or production point, accurate measurement of crude oil volumes delivered, avoidance of spills and certain accounting and administrative services. Accounting and administrative services include processing division orders (dividing payments among the several owners of interests in a lease), providing statements of the crude oil purchased by EOTT each month, disbursing production proceeds to interest owners and calculation and payment of severance and production taxes on behalf of interest owners. In order to compete effectively, EOTT must efficiently handle title and division order issues and payment and regulatory reporting of all severance and production taxes. EOTT must do this in a professional and timely manner, thereby ensuring the prompt and correct processing or payment of crude oil production proceeds and taxes. These producer services will continue to be a key component in EOTT's strategy as the smaller producers find it difficult to maintain these services internally.

PIPELINE OPERATIONS

     EOTT's pipeline operations provide the vital link between its crude oil purchasing and marketing activities. EOTT owns and operates approximately 8,300 miles of crude oil gathering and transmission pipelines covering thirteen states, including approximately 7,400 miles of regulated intrastate and interstate common carrier pipeline systems. There are approximately 15.1 million barrels of storage capacity associated with field tanks. By state, the pipeline assets are as follows:

EOTT COMMON CARRIER PIPELINE MILES BY STATE         EOTT PROPRIETARY PIPELINE MILES BY STATE
-------------------------------------------         ----------------------------------------
                                      MILES                                            MILES
                                     ------                                           ------
Alabama.................                56          Alabama.................            38
Arkansas................                --          Arkansas................             2
California..............                16          California..............           159
Colorado................               332          Colorado................            --
Kansas..................               795          Kansas..................            --
Louisiana...............               412          Louisiana...............           131
Mississippi.............               293          Mississippi.............           267
Montana.................               118          Montana.................            --
Nebraska................                56          Nebraska................            --
New Mexico..............             1,174          New Mexico..............           158
North Dakota............               489          North Dakota............            --
Oklahoma................             1,389          Oklahoma................            33
Texas...................             2,256          Texas...................            82
                                     -----                                             ---
          Total.........             7,386                    Total.........           870
                                     =====                                             ===

     Through these pipeline systems, EOTT transports crude oil for the North American Crude Oil - East of Rockies and West Coast business segments and third party customers pursuant to published tariff rates regulated by the Federal Energy Regulatory Commission and state regulatory authorities. Accordingly, EOTT offers transportation services to any shipper of crude oil, provided that the crude oil meets the conditions and specifications contained in the applicable pipeline tariff. During 1999, EOTT's pipeline operations transported approximately 513,700 barrels per day through its regulated pipeline systems. Pipeline revenues are primarily a function of the level of crude oil transported through the pipeline, known as throughput, and the applicable pipeline tariffs. Approximately 76% of the revenues from the Pipeline Operations business segment for the twelve months ended December 31, 1999, were generated from tariffs charged to the North American Crude Oil - East of Rockies business segment. The operating income from the Pipeline Operations business segment is generated by the difference between the published tariff and the fixed and variable costs of operating the pipelines.

     EOTT believes that pipelines provide the lowest-cost method of transportation, and accordingly, EOTT has focused on increasing the percentage of barrels transported on pipelines through acquisitions of pipeline assets. EOTT's extensive pipeline network allows it to be the low-cost operator in many of the regions in which is operates. In addition, EOTT has the opportunity to add incremental cash flow at marginal additional cost given that its pipeline system operates at approximately two-thirds of capacity.

WEST COAST OPERATIONS

     EOTT conducts a number of business activities in the petroleum market on the West Coast, including the following: (i) crude oil blending; (ii) lease crude oil gathering and marketing; (iii) natural gas liquids marketing; and (iv) refined petroleum products marketing. These business activities are operated as an integrated business, with the lease crude oil and gas fractionation operations being the primary components in the crude oil blending operations.

     EOTT acquired assets from Koch in 1998 that improved the transportation economics of the blending and marketing activities and greatly expanded the existing natural gas liquids marketing business on the West Coast. These assets primarily included a gas processing plant with 20 million cubic feet per day of gas processing capacity, a fractionation plant with 8,000 barrels per day of fractionation capacity and five million gallons of refrigerated propane storage along with related distribution facilities.

     The primary function of lease crude oil gathering on the West Coast is to support the crude blending operation. EOTT purchases crude oil from a number of producers on the West Coast, ranging from small independents to major oil companies. The West Coast lease crude oil volumes are transported by a variety of pipeline gathering systems as well as by truck, either owned by EOTT or through third parties.

     The acquisition of the fractionation plant from Koch has given EOTT the ability to produce natural gasoline, which is a valuable component of the crude blending operation. The fractionator and the associated five million gallon refrigerated storage facility has also turned EOTT into a major participant in the wholesale marketing of propane on the West Coast.

     The bulk of EOTT's profitability in the West Coast market is derived from crude oil blending. The margins for the West Coast crude oil business are primarily tied to EOTT's ability to upgrade heavy sour crude into a medium gravity, Alaskan North Slope type of crude oil, called Line 63. To accomplish this, EOTT gathers crude oil by truck and pipeline and delivers it to proprietary blend stations strategically placed along EOTT's gathering system.

     In addition, the West Coast Operations include a refined petroleum products marketing business. This business specializes mostly in marketing distillate and gasoline at terminals located between Seattle and San Diego.

RISK MANAGEMENT SERVICES/DERIVATIVES

     EOTT attempts to minimize its exposure to commodity prices. Generally, as EOTT purchases lease crude oil at prevailing market prices, EOTT enters into corresponding sales transactions involving physical deliveries of crude oil to third party users, such as refiners or other trade partners, or a sale of futures contracts on the NYMEX. This process gives EOTT the opportunity to profit on the transaction at the time of purchase and to effect a substantially balanced position, thereby minimizing or reducing EOTT's exposure to price fluctuations that may occur after the initial purchase.

     Sophisticated price risk management strategies, including those involving price hedges using NYMEX futures contracts, are very important in maintaining or increasing EOTT's gross margins. Such hedging techniques require significant resources dedicated to the management of futures positions and physical inventories. Another important element of the hedging techniques is the accurate estimation of lease crude oil volumes that will actually be purchased when EOTT picks them up from the producers. EOTT effects transactions both in the futures and physical markets in order to deliver the crude oil to its highest value location or otherwise to maximize the value of the crude oil EOTT controls. Throughout the process, EOTT seeks to maintain a substantially balanced position at all times. It is EOTT's policy not to acquire and hold crude oil, other petroleum products, futures contracts or other derivative products for the purpose of speculating on price changes. Nevertheless, EOTT does have certain risks that cannot be completely hedged such as basis risks (the risk that price relationships between delivery points, grades of crude oil or delivery periods will change) and the risk that transportation costs will change, and from time to time enters into transactions providing for purchases and sales in future periods in which the volumes of crude oil are balanced but where either the purchase or sale prices are not fixed at the time at which the transactions are consummated. In such cases, EOTT is subject to the risk that prices may change or that price changes will not occur as anticipated. EOTT's ability to maintain or increase the gross margins and to protect the Partnership from adverse price changes is dependent on the success of the marketing and price risk management strategies. EOTT can make no assurance that the marketing and price risk management strategies will be successful in protecting the Partnership from risks or in maintaining the gross margins at desirable levels.

CREDIT

     Credit review and analysis are also integral to EOTT's lease crude oil purchases. Payment for all or substantially all of the monthly lease crude oil gathered is sometimes made to the operator of the lease. The operator, in turn, is responsible for the correct payment and distribution of such production proceeds to the proper parties. In these situations, EOTT determines whether the operator has sufficient financial resources to make such payments and distributions and to indemnify and defend EOTT in the event any third party should bring a protest, action or complaint in connection with the ultimate distribution of production proceeds by the operator.

     When EOTT markets crude oil, it determines the amount, if any, of the line of credit to be extended to any given customer. EOTT uses a proprietary credit rating system that analyzes credit suitability and determines the amount of credit extended. Since typical sales transactions can involve tens of thousands of barrels of crude oil, the risk of non-payment and non-performance by customers is a major consideration in the Partnership's business. As a result, EOTT reserves for bad debts; however, beginning with the Partnership's first full year of operations, 1995, the loss experience has totaled less than $1.0 million per fiscal year. EOTT believes its sales are made to creditworthy entities or entities with adequate credit support, of which approximately two-thirds have investment grade credit ratings.

COMPETITION

     Competitive factors in the crude oil gathering and marketing business include price, quality of service, transportation facilities, financial strength and knowledge of products and markets. There are a number of major structural and economic changes impacting all of the Partnership's market segments that are driving new customer needs, changing competitor dynamics and, consequently, creating new challenges and opportunities for responsive market participants. The decline in domestic lease crude oil production has made competition among gatherers and marketers even more intense.

     EOTT competes with major oil companies, large independent crude gatherers and a large number of small independent gatherers. EOTT's principal competitors in the purchase of leasehold crude oil production are Scurlock Permian Oil Corporation (now owned by Plains All American), Equiva (the joint venture of Shell and Texaco Trading & Transportation Co., Inc.), Amoco Oil Company (now BP Amoco PLC), Genesis Energy, L.P., Sun Refining & Marketing and TEPPCO Partners, L.P.

ENVIRONMENTAL MATTERS

     EOTT is subject to federal, state and local laws and regulations relating to the protection of the environment. At the federal level, such laws include, among others, the Clean Air Act, the Clean Water Act, the Oil Pollution Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the National Environmental Policy Act, as each may be amended from time to time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that EOTT will not incur such costs in material amounts.

     The Clean Air Act controls, among other things, the emission of volatile organic compounds, nitrogen oxides, and all other ozone-producing compounds in order to protect national ambient air quality in accordance with standards established for ozone and other pollutants. Such emissions may occur from the handling or storage of petroleum or natural gas. The sources of emissions that are subject to control and the types of controls required are a matter of individual state air quality control implementation plans that set forth emission limitations. Both federal and state laws impose substantial administrative, civil and even criminal penalties for violation of applicable requirements. As part of the regular overall evaluation of its current operations, EOTT is updating the operating permit status of certain of its properties. EOTT believes that its overall operations are in substantial compliance with applicable air requirements.

     The Clean Water Act, as amended by the Oil Pollution Act of 1990 ("OPA"), controls, among other things, the discharge of oil and other petroleum products into waters of the United States. The Clean Water Act provides penalties for any unauthorized discharges of pollutants (including petroleum products) into waters of the United States and imposes substantial potential liability for the costs of responding to an unauthorized discharge of pollutants, such as an oil spill. State laws for the control of water pollution also provide varying administrative, civil and criminal penalties and liabilities in the event of a release of petroleum or other related products in surface waters or the ground. Federal and state permits for such water discharges may be required.

     OPA also imposes a variety of requirements on "responsible parties" for oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term "responsible party" includes the owner or operator of an oil or gas facility that could be the source of an oil spill affecting jurisdictional waters of the United States. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. OPA establishes a liability limit for onshore facilities of up to $350 million while the limit for offshore facilities is all removal costs plus up to $75 million in other damages. However, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill response plan, and a demonstration of the operator's ability to pay for environmental cleanup and restoration costs likely to be incurred in connection with an oil spill. For onshore facilities that have the ability to affect waters of the United States, recent amendments to OPA require an operator to demonstrate $10 million in financial responsibility, and $35 million in financial responsibility for offshore facilities. On August 11, 1998, the U.S. Minerals Management Service ("MMS") promulgated a final rule implementing the financial responsibility requirements set forth under the OPA amendments. The financial responsibility may be increased to a maximum of $150 million if the MMS determines that a greater amount is justified based on specific risks posed by the operations or if the worst case oil spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the MMS final rule. Failure to comply with these OPA requirements or inadequate cooperation in a spill event may subject a responsible party to administrative, civil or criminal actions. The General Partner fully anticipates that EOTT will be able to satisfy the MMS's requirements for financial responsibility under OPA, as amended, and the final rule.

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

     The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances that have been released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the ordinary course of EOTT's operations, substances may be generated that fall within the definition of "hazardous substances." Moreover, EOTT may own or operate properties that in the past were operated by third parties whose operations were not under EOTT's control. Those properties and any wastes that may have been disposed on them may be subject to CERCLA, RCRA and analogous state laws, and EOTT potentially could be required to remediate such properties.

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

Pipeline FERC Regulation

     Interstate Regulation Generally. EOTT's interstate common carrier pipeline operations are subject to rate regulation by the FERC under the provisions of the Interstate Commerce Act ("ICA"). These operations include the Hobbs pipeline in New Mexico and Texas, the crude oil system in Mississippi and Alabama ("the Mississippi-Alabama Pipeline"), the crude oil systems acquired from CITGO Pipeline Company ("CITGO Pipelines"), portions of the crude oil systems acquired from Koch Pipeline, L.P. ("Koch Pipelines") and crude oil systems acquired from Texas-New Mexico Pipeline Company ("Texas-New Mexico Pipelines"). The ICA requires, among other things, that petroleum pipeline rates be just and reasonable and non-discriminatory. The ICA permits interested parties to challenge proposed new or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon the completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues collected during the pendency of the investigation in excess of those that would have been collected under the prior tariff. In addition, the FERC, upon complaint or on its own motion and after investigation, may order a carrier to change its rate prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

     EOTT has annually amended its tariffs on all of its regulated pipelines as provided by FERC regulations effective July 1 of 1995, 1996, 1997, 1998 and 1999. Although no assurance can be given that the tariffs charged by EOTT will ultimately be upheld if challenged, EOTT believes that the tariffs now in effect for all of its pipelines are within the maximum rates allowed under the current FERC guidelines.

     Energy Policy Act of 1992 and Subsequent Developments. In October 1992, Congress passed the Energy Policy Act of 1992, which, among other things, required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by issuing several orders, including Order No. 561. Beginning January 1, 1995, Order No. 561 enables petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline's filed rate, Order No. 561 requires the pipeline to reduce its rate to comply with the lower ceiling. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. The FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. In addition to the regulatory considerations noted above, it is expected that the Hobbs, Mississippi-Alabama, CITGO, Koch and Texas-New Mexico Pipelines tariff rates will continue to be constrained by competitive and other market factors.

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

     Pipeline safety issues are currently receiving significant attention in various political and administrative arenas at both the state and federal levels. Significant expenses could be incurred by EOTT if additional safety requirements are imposed that exceed the current pipeline control system capabilities.

Trucking Regulation

     Generally, EOTT operates its fleet of trucks as a private carrier. Additionally, it is engaged in contract carrier hauling of crude oil in Louisiana and natural gas liquids in California for third parties, and in Oklahoma, Alabama and Mississippi it hauls salt water, crude oil and other fluids for others as a common carrier. Although a private or common carrier that transports property in interstate commerce is not required to obtain operating authority from the Surface Transportation Board, the carrier is subject to certain motor carrier safety regulations issued by the Department of Transportation. The trucking regulations extend to driver operations, keeping of log books, truck manifest preparations, safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. EOTT is also subject to Occupational Safety and Health Administration ("OSHA") regulations with respect to its trucking operations.

     EOTT provides contract and common carrier services in these states pursuant to permits issued by the various state regulatory agencies. Accordingly, EOTT as a common or contract carrier is also subject to certain safety regulations related to service and operations.

Commodities Regulation

     EOTT's price risk management operations are subject to constraints imposed under the Commodity Exchange Act (the "CEA"). The futures and options contracts that are traded on the NYMEX are subject to strict regulation by the Commodity Futures Trading Commission (the "CFTC"). Although NYMEX futures contracts include contracts on sweet crude oil, propane, No. 2 heating oil and other refined petroleum products, there are many products that EOTT will purchase and sell for which no futures contracts are available, due in part to the strict regulatory scheme for futures contracts. In addition, the trading volumes and pricing bases of futures contracts on some products are such that the ability to use them to hedge EOTT's price risks may be limited.

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

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

     The statements in this Annual Report on Form 10-K that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussion under "Business - Environmental Matters," the discussion under "Legal Proceedings," the discussion in "Management's

Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000, Other Matters and Outlook." Any forward-looking statements are not guarantees of future performance, and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in integrating recently acquired assets, the Partnership's success in obtaining additional lease crude oil barrels, maintaining existing lease crude oil barrels, demand for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, industry conditions, the ability of the Partnership to avoid environmental liabilities, developments at FERC relating to pipeline tariff regulation, the successful resolution of litigation, the success of the Partnership's risk management activities and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.

ITEM 2. PROPERTIES

PIPELINE AND TRANSPORTATION ASSETS AND PROPERTIES

     At year end 1999, EOTT owned and operated 8,300 miles of active crude oil gathering and transmission pipelines, including the assets acquired from Koch Pipeline Company, L.P. and Texas-New Mexico Pipeline Company discussed below, covering thirteen states (Alabama, Arkansas, California, Louisiana, Mississippi, New Mexico, Oklahoma, Texas, Kansas, Nebraska, Colorado, Montana and North Dakota), including 7,400 miles of regulated intrastate and interstate common carrier pipeline systems located in Alabama, Louisiana, Mississippi, Texas, New Mexico, Oklahoma, Kansas, Nebraska, Colorado, California, Montana and North Dakota. There are approximately 15.1 million barrels of storage capacity associated with these pipelines and field tanks. EOTT has operated the pipeline systems with regular and continuous maintenance. Inspections and tests have been performed at prescribed intervals in an effort to ensure the integrity of the systems.

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

     The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas (Common Purchaser Act Suit). This case was filed on October 23, 1997 in Austin by the Texas Attorney General's office and involves several major and independent oil companies and marketers as defendants. EOTT was served on November 18, 1997. The petition states that the State of Texas brought this action in its sovereign capacity to collect statutory penalties recoverable under the Texas Common Purchaser Act, arising from defendants' alleged willful breach of statutory duties owed to royalty, overriding royalty and working interest owners of crude oil sold to defendants, as well as alleged breach of defendants' common law and contractual duties. The plaintiffs also allege that the defendants have engaged in discriminatory pricing of crude oil. This case appears to be similar to the State of Texas Royalty Suit filed by the State of Texas on November 9, 1995. EOTT and several of the defendants reached a settlement with the State in the Common Purchaser Act Suit in a Settlement Agreement dated August 5, 1999. Settlement amounts for each defendant were confidential. This settlement disposed of any claims the State may have in the State of Texas Royalty Suit, discussed above, but did not dismiss that case. Also, any severance tax claims the State may have were specifically excluded from this settlement. However, no severance tax claims were asserted in the petition filed by the plaintiffs.

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

     The Texas Federal Anti-Trust Suit, the Mississippi Federal Anti-Trust Suit and the Louisiana Federal Anti-Trust Suit, along with several other suits to which EOTT is not a party, were consolidated and transferred to the Southern District of Texas by Transfer Order dated January 14, 1998. The Judicial Panel on Multidistrict Litigation made this recommendation due to similarity of issues in the cases. EOTT and the General Partner, along with a number of other defendants, have entered into a class-wide settlement with the defendants which was approved by the Court on April 7, 1999, with a Final Judgment entered on August 11, 1999. Several appeals have been filed concerning the settlement. Consequently, the settlement has not been funded, nor has the case been dismissed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER
        MATTERS.

     The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.

                                         Price Range
                                   -----------------------        Cash
                                      High          Low       Distributions
                                   ---------     ---------    -------------
1999
     First Quarter ...........     $  17.500     $  15.375     $   0.475
     Second Quarter ..........        18.750        17.000         0.475
     Third Quarter ...........        19.250        14.563         0.475
     Fourth Quarter ..........        16.500        12.250         0.475

1998
     First Quarter ...........     $  19.188     $  17.250     $   0.475
     Second Quarter ..........        18.125        14.375         0.475
     Third Quarter ...........        17.000        11.250         0.475
     Fourth Quarter ..........        20.000        15.500         0.475

----------------

     Distributions are shown in the quarter paid to Common Unitholders

     As of February 15, 2000, there were approximately 387 record holders of the Partnership's Common Units, and there were an estimated 15,600 beneficial owners of the Common Units held in a street name. There is no established public trading market for the Partnership's Subordinated Units. Generally, the Partnership will distribute 100% of its Available Cash as defined in the Partnership Agreement within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form of which is filed or has been filed previously as an exhibit hereto. Distributions of Available Cash to the Subordinated Unitholders will be subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution of $0.475 per Unit ("MQD") for each quarter during the Subordination Period and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     Enron has agreed that it will contribute up to $29 million to the Partnership in exchange for Additional Partnership Interests ("APIs") if necessary to support the Partnership's ability to pay the MQD on Common Units with respect to quarters ending on or prior to December 31, 2001. Enron purchased $2.5 million of APIs in connection with the distribution for the first quarter of 1999 and $6.8 million of APIs in connection with the distribution for the fourth quarter of 1999.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)
     (In Thousands, Except Per Unit and Operating Data)

                                                                                    Year Ended December 31,
                                                        -------------------------------------------------------------------------
                                                           1999         1998 (1)       1997             1996             1995
                                                        -----------   -----------   -----------      -----------      -----------
INCOME DATA:
Revenue ..............................................  $ 8,664,401   $ 5,294,697   $ 7,646,099      $ 7,469,730      $ 5,088,240
Cost of sales ........................................    8,452,086     5,162,092     7,533,054        7,320,203        4,996,439
                                                        -----------   -----------   -----------      -----------      -----------
Gross margin .........................................      212,315       132,605       113,045          149,527           91,801
Operating expenses ...................................      153,194       104,425        96,158          101,945           72,951
Depreciation and amortization ........................       33,136        20,951        16,518           15,720           10,512
Impairment of assets .................................           --            --         7,961               --               --
                                                        -----------   -----------   -----------      -----------      -----------
Operating income (loss) ..............................       25,985         7,229        (7,592)          31,862            8,338
Interest and related charges .........................      (29,817)      (10,165)       (6,661)          (3,659)          (3,930)
Other income (expense), net ..........................        1,617        (1,131)         (146)             606            1,312
                                                        -----------   -----------   -----------      -----------      -----------
Income (loss) from
   continuing operations(2) ..........................  $    (2,215)  $    (4,067)  $   (14,399)     $    28,809      $     5,720
                                                        ===========   ===========   ===========      ===========      ===========
Basic income (loss) from
   continuing operations per Unit:
     o Common ........................................  $     (0.06)  $     (0.17)  $     (0.75)     $      1.50      $      0.33
                                                        ===========   ===========   ===========      ===========      ===========
     o Subordinated ..................................  $      0.06   $     (0.26)  $     (0.75)     $      1.50      $      0.33
                                                        ===========   ===========   ===========      ===========      ===========
Diluted income (loss) from
   continuing operations per Unit ....................  $     (0.02)  $     (0.21)  $     (0.75)     $      1.50      $      0.33
                                                        ===========   ===========   ===========      ===========      ===========

Cash distributions per Common Unit ...................  $      1.90   $      1.90   $      1.90      $      1.90      $      1.80
                                                        ===========   ===========   ===========      ===========      ===========

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets .........................................  $ 1,558,661   $   965,820   $   782,921      $ 1,026,197      $   696,127
Total debt(3) ........................................      309,055       328,313       109,300           62,728           87,200
Partners' capital(2)(4) ..............................      120,117        75,582        62,093          106,173           75,819
Additional Partnership Interests(5) ..................        2,547        21,928        12,775            9,091            9,091
Capital expenditures (6) .............................       58,729       266,569        22,837            6,723           67,022
Cash distributions ...................................       30,380        22,842        29,681           28,831           12,218

OPERATING DATA:
North American Crude Oil - East of Rockies Operations:
   Total lease volumes (thousand bpd) ................        408.8         285.6         282.4            278.6            250.9
Pipeline Operations:
   Average volumes (thousand bpd) ....................        513.7         188.3         142.3            103.8             55.2

-------------------
(1) Includes one month of results of operations associated with the assets acquired from Koch on December 1, 1998. See additional discussion in Note 4 to the Consolidated Financial Statements.
(2) 1997 includes non-recurring charges of (i) $6.5 million impairment of an information system development project, (ii) $1.5 million impairment of three Ohio products terminals held for sale and (iii) $2.0 million of severance costs related to the exit of the East of Rockies refined products business and corporate realignment. 1999 includes non-recurring charges of $7.8 million of costs related to mid-continent NGL activity and $2.0 million of severance costs for reduction of workforce. See additional discussion in Notes 6 and 7 to the Consolidated Financial Statements.
(3)  Excludes other long-term liabilities.
(4) The increase in Partners' capital in 1999 is due to the issuance of 3,500,000 Common Units to the public in September 1999. See additional discussion in Note 8 to the Consolidated Financial Statements.
(5) In February 1999, Enron contributed the $21.9 million in Additional Partnership Interests to the Partnership pursuant to its commitment made in connection with the Support Agreement. See additional discussion in Note 13 to the Consolidated Financial Statements. In May 1999, Enron provided Common Unit distribution support related to the first quarter of 1999 in exchange for $2.5 million in Additional Partnership Interests. In February 2000, Enron provided Common Unit distribution support related to the fourth quarter of 1999 in exchange for $6.7 million in Additional Partnership Interests.
(6) 1995 includes $52.6 million for the purchase of crude gathering and pipeline assets in Mississippi and Alabama. 1997 includes $12 million for the purchase of crude gathering and pipeline assets in Arkansas, Louisiana and Texas. 1998 includes $258.1 million for the purchase of crude oil gathering and transportation assets in multiple states. 1999 includes $38.4 million for the purchase of crude oil transportation and storage assets in New Mexico and Texas. See additional discussion in Note 4 to the Consolidated Financial Statements.

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

OVERVIEW

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT purchases, gathers, transports, stores and resells crude oil and other petroleum products. EOTT's principal business segments are North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations (see Note 20 to our Consolidated Financial Statements for certain financial information by business segment). In late 1997, EOTT decided to exit the East of Rockies refined products business. See further discussion in Note 6 to the Consolidated Financial Statements.

Gathering and Marketing Operations

     In general, as EOTT purchases crude oil in its gathering and marketing operations, EOTT establishes a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX, thereby minimizing or reducing exposure to price fluctuations. Through these transactions, EOTT seeks to maintain positions that are substantially balanced between crude oil purchases and sales or future delivery obligations. As a result, changes in the absolute price level for crude oil do not necessarily impact the margin from gathering and marketing.

     Although EOTT generally maintains a balanced position in terms of overall volumes, some risks cannot be fully hedged, such as a portion of certain basis risks. Basis risk arises when crude oil is acquired by a purchase or exchange that does not meet the specifications of the crude oil EOTT is contractually obligated to deliver, whether in terms of geographic location, grade or delivery schedule. EOTT seeks to limit price risk and maintain margins through a combination of physical sales, NYMEX hedging activities and exchanges of crude oil with third parties. It is EOTT's policy not to acquire and hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes.

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

     Gross margin from gathering, marketing and pipeline operations varies from period-to-period, depending to a significant extent upon changes in the supply and demand of crude oil and the resulting changes in United States crude oil inventory levels. The gross margin from gathering and marketing operations is generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of gathering and transportation. In addition to purchasing crude oil at the wellhead, EOTT purchases crude oil in bulk at major pipeline terminal points and major marketing points and enters into exchange transactions with third parties. These bulk and exchange transactions are characterized by large volumes and narrow profit margins on purchase and sales transactions, and the absolute price levels for crude oil do not necessarily bear a relationship to gross margin, although such price levels significantly impact revenues and cost of sales. Because period-to-period variations in revenues and cost of sales are not generally meaningful in analyzing the variation in gross margin for gathering and marketing operations such changes are not addressed in the following discussion.

     EOTT operates the business differently as market conditions change. During periods when the demand for crude oil is weak, the market for crude oil is often in contango, meaning that the price of crude oil in a given month is less than the price of crude oil in a subsequent month. In a contango market, storing crude oil is favorable, because storage owners at major trading locations can simultaneously purchase production at low current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is backwardated, meaning that the price of crude oil in a given month exceeds the price of crude oil in a subsequent month. A backwardated market has a positive impact on marketing margins because crude oil gatherers can capture a premium for prompt deliveries.

Pipeline Operations

     Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. A majority of the pipeline revenues are generated by transporting crude oil at published pipeline tariffs for the North American Crude Oil - East of Rockies business segment. Approximately 76% of the revenues of the Pipeline Operations business segment for the twelve months ended December 31, 1999, were generated from tariffs charged to the North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of the Pipeline Operations business segment and are addressed in the following discussions of the Pipeline Operations business segment.

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

     On May 1, 1999, EOTT acquired crude oil transportation and storage assets in West Texas and New Mexico from Texas-New Mexico Pipeline Co. which included approximately 1,800 miles of common carrier crude oil pipelines. The Partnership paid $33.0 million in cash and recorded a $4 million liability related to future environmental costs and financed the acquisition using short-term borrowings from Enron.

     On December 1, 1998, EOTT purchased crude oil gathering and transportation assets in key oil producing regions from Koch. The transaction almost tripled the pipeline mileage and nearly doubled lease crude oil barrels under contract. The acquisition included approximately 3,900 miles of crude oil pipelines, crude oil transport trucks, meter stations, vehicles, storage tanks and contracts for approximately 180,000 lease crude oil barrels per day from production in 11 central and western states including Texas, Oklahoma, Kansas and California. The total purchase price was approximately $235.6 million and included consideration given to Koch of $184.5 million in cash, 2,000,000 Common Units and 2,000,000 Subordinated Units. EOTT financed the cash portion of the purchase price through borrowings from Enron consisting of a $42.0 million bridge loan, a $135.7 million term loan, and $6.8 million from the working capital facility with Enron. EOTT also increased the existing credit facility with Enron to $1.0 billion in order to provide additional working capital for its expanded operations.

     On February 12, 1999, EOTT obtained approval of proposals presented at a special meeting of Unitholders. Approval of these proposals, among other things,
(a) authorized EOTT to issue an additional 10,000,000 Common Units, (b) changed the terms of the Special Units held by Enron so that they became convertible into Common Units and (c) resulted in an increase in Enron's cash distribution support to $29.0 million and an extension of that support through the fourth quarter of 2001. As a result of the approval of the proposals, Enron contributed the $21.9 million in APIs outstanding at December 31, 1998, in exchange for Common Units as discussed in Note 13 to the Consolidated Financial Statements.

     As previously disclosed, EOTT was engaged in discussions with a third party relating to a possible acquisition of contracts and transportation assets, including trucks, crude oil pipelines and storage facilities. Based on the evaluation of assets, EOTT decided not to pursue the acquisition and has terminated discussions with the third party. EOTT will continue to pursue attractive acquisitions which provide incremental cash flow.

     The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for the twelve months ended December 31, 1999, 1998, and 1997, and the financial condition at December 31, 1999 and 1998, reflect the activities of EOTT Energy Partners, L.P. and its subsidiary partnerships (the "Partnership"). Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated limited partnerships.

RESULTS OF OPERATIONS

     EOTT reported a net loss of $0.5 million or $0.02 per diluted Unit for 1999, a net loss of $4.1 million or $0.21 per diluted Unit for 1998, and a net loss of $14.4 million or $0.75 per diluted Unit for 1997. EOTT reported net income of $9.3 million or $0.37 per diluted Unit in 1999 excluding nonrecurring charges of $9.8 million or $0.39 per diluted Unit, which consisted primarily of a $6.2 million charge for the apparent theft of NGL product, concealment of commercial activities and other unauthorized actions by a former employee, $1.6 million related to incremental costs to terminate contracts prior to maturity during the wind down of the mid-continent NGL activity, and a $2 million severance charge for recent workforce reductions. EOTT reported a net loss of $4.4 million or $0.23 per diluted Unit in 1997 excluding nonrecurring charges of $10.0 million or $0.52 per diluted Unit, which consisted primarily of a $6.5 million impairment of an information systems development project, a $1.5 million impairment of three Ohio products terminals held for sale and a $2 million severance charge associated with the realignment initiatives discussed further in the Notes to the Consolidated Financial Statements. The adoption of Emerging Issues Task Force Issue 98-10 in the first quarter of 1999 included a $1.7 million cumulative effect as of January 1, 1999 and approximately $5.6 million of net unrealized mark-to-market losses (which includes the $6.2 million charge related to the unauthorized NGL activities) for the twelve months ended December 31, 1999.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                      Year Ended December 31,
                                                ------------------------------------
                                                  1999          1998          1997
                                                --------      --------      --------
Revenues:
     N. A. Crude Oil - East of Rockies ....     $8,042.8      $4,637.8      $6,072.6
     Pipeline Operations ..................        118.5          31.5          19.4
     West Coast Operations ................        654.0         590.1         811.2
     Corporate and Other(1) ...............           --         110.7         760.2
     Intersegment eliminations ............       (150.9)        (75.4)        (17.3)
                                                --------      --------      --------
       Total ..............................     $8,664.4      $5,294.7      $7,646.1
                                                ========      ========      ========

Gross margin:
     N. A. Crude Oil - East of Rockies  (2)     $   78.2      $   92.0      $   82.6
     Pipeline Operations ..................        115.7          30.9          19.5
     West Coast Operations ................         18.4           9.7           9.3
     Corporate and Other  (1) .............           --            --           1.6
                                                --------      --------      --------
       Total ..............................     $  212.3      $  132.6      $  113.0
                                                ========      ========      ========

Operating Income (Loss):
     N. A. Crude Oil - East of Rockies ....     $   (2.5)     $   28.0      $   19.5
     Pipeline Operations ..................         51.0           4.3           1.8
     West Coast Operations ................         (2.2)          0.2           0.1
     Corporate and Other  (1) .............        (20.3)        (25.3)        (29.0)
                                                --------      --------      --------
       Total ..............................     $   26.0      $    7.2      $   (7.6)
                                                ========      ========      ========

(1) 1998 and 1997 results include the East of Rockies refined products business which was exited in 1997.

(2) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs. Intersegment transportation costs from the Pipeline Operations segment were $89.9 million, $24.5 million and $13.7 million for the twelve months ended December 31, 1999, 1998 and 1997, respectively.

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

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1998

     North American Crude Oil - East of Rockies. The North American Crude Oil - East of Rockies segment had an operating loss of $2.5 million in 1999 compared to operating income of $28.0 million in 1998. As a result of the acquisition of assets from Koch, the North American Crude Oil segment is incurring increased transportation costs from the Pipeline Operations segment due to the significant increase in the volume of crude oil transported at higher published tariff rates as well as incurring additional operating costs associated with the asset acquisitions. Intersegment transportation costs charged by the Pipeline Operations segment were $89.9 million and $24.5 million for the years ended December 31, 1999 and 1998, respectively. Gross margin decreased $13.8 million to $78.2 million due primarily to increased transportation costs or tariffs paid to the Pipeline Operations segment. Lease crude oil purchases were up significantly from an annual average of 285,600 bpd for 1998 to an annual average of 408,800 bpd in 1999 due to the acquisition of assets from Koch. Operating expenses of $80.7 million for 1999 were $16.7 million higher than 1998 due primarily to higher operating costs and employee related costs associated with the acquisition of assets from Koch in December 1998.

     Pipeline Operations. Pipeline Operations had operating income of $51.0 million in 1999 compared to $4.3 million in 1998. Revenues, which include eight months of activity related to the asset acquisition from Texas-New Mexico Pipeline Company in 1999, increased $87.0 million to $118.5 million in 1999 due primarily to increased activity related to the acquisitions of pipelines from Koch and Texas-New Mexico Pipeline Company. Approximately $89.9 million or 76% and $24.5 million or 78% of revenues for the years ended December 31, 1999 and 1998, respectively, were generated from tariffs charged to the North American Crude Oil segment. Pipeline volumes were 513,700 bpd in 1999 compared to 188,300 bpd in 1998. Operating expenses of $64.7 million in 1999 were $38.1 million higher than 1998 due primarily to higher employee related costs, operating costs and depreciation associated with the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company.

     West Coast Operations. West Coast Operations had an operating loss of $2.2 million in 1999 compared to operating income of $0.2 million in 1998. Excluding nonrecurring charges of $7.8 million for 1999, West Coast Operations had operating income of $5.6 million. Nonrecurring charges reflect a $6.2 million charge for the apparent theft of NGL product, concealment of commercial activities and other unauthorized actions by a former employee and $1.6 million related to incremental costs to terminate contracts prior to their maturity in winding down the mid-continent NGL activity. The mid-continent NGL activity originally served as a supply source for the West Coast crude oil blending operations prior to the acquisition of assets from Koch. Gross margin increased $8.7 million to $18.4 million due primarily to the acquisition of crude oil gathering and natural gas liquid assets from Koch. Operating expenses of $20.6 million in 1999 were $11.1 million higher than 1998 due primarily to higher employee related costs, operating costs and depreciation with the acquisition of assets from Koch.

     Corporate and Other. Corporate and other costs of $20.3 million for 1999 were $5.0 million lower compared to 1998 due primarily to a $1.0 million write-off of certain information system development costs in 1998 and lower severance costs in 1999. Interest and related charges for 1999 were $29.8 million compared to $10.2 million in 1998 due to the higher average debt in 1999 due to the financing of the acquisitions from Koch and Texas-New Mexico Pipeline Company. Other income (expense), net, consisting primarily of gains on transactions denominated in foreign currency and gains on sales of fixed assets, increased $2.5 million to income of $0.7 million in 1999.

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1997

     North American Crude Oil - East of Rockies. Operating income for the North American Crude Oil - East of Rockies segment was $28.0 million in 1998 compared to $19.5 million in 1997. Gross margin increased $9.4 million to $92.0 million due primarily to renegotiations of uneconomic lease contracts during 1997 and improved crude grade and basis differentials in 1998. East of Rockies lease crude oil purchases were up slightly from an annual average of 282,400 bpd for 1997 to an annual average of 285,600 bpd in 1998. Operating expenses of

$64.0 million for 1998 were $0.9 million higher than 1997 due primarily to increased depreciation and amortization related to the acquisitions of assets from Koch partially offset by a reduction in employee related costs.

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

LIQUIDITY AND CAPITAL RESOURCES

General

     Management anticipates that short-term liquidity as well as sustaining capital expenditures for the foreseeable future will be funded primarily by cash generated from operations, commodity repurchase agreements and, when necessary, accessing the $100.0 million working capital line under the $1.0 billion Enron credit facility, described below. To the extent EOTT makes future significant acquisitions, the Partnership may be required to seek financing from other sources. No assurance can be given that this financing will be available from Enron or another source. The Partnership may also issue additional limited partner interests, the proceeds from which could be used to reduce indebtedness, provide additional funds for acquisitions or other Partnership needs.

Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $69.3 million in 1999 compared to $18.6 million in 1998. The increase in operating cash flow is primarily due to the sale of a $50.0 million receivable from Koch.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $53.3 million in 1999 compared to $224.7 million in 1998, primarily due to the asset acquisition from Texas-New Mexico Pipeline Company in 1999 and the asset acquisitions from Koch in 1998. Cash additions to property, plant, and equipment of $54.7 million in 1999 primarily include $33.0 million representing cash consideration for the asset acquisition from Texas-New Mexico Pipeline Company, $8.8 million for pipeline connections and improvements, and $7.2 million for computer hardware and software. Proceeds from asset sales were $1.4 million in 1999 compared to $7.3 million in 1998.

     The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be approximately $9 - $11 million each year. The level of capital expenditures by the Partnership will vary depending upon prevailing energy markets, general economic conditions and the current regulatory environment.

Cash Flows From Financing Activities

     Net cash used in financing activities totaled $1.5 million in 1999 compared to net cash provided by financing activities of $205.4 million in 1998. The 1999 amount represents borrowings to fund working capital needs and acquisition financing reduced by distributions paid to Unitholders for the period October 1, 1998 through September 30, 1999. The 1998 amount primarily represents short-term borrowings to fund working capital needs and borrowings from Enron to finance the asset acquisitions from Koch, reduced by distributions paid to Unitholders of record for the period October 1, 1997 through September 30, 1998.

     Cash distributions paid to Unitholders were $30.4 million and $22.8 million for 1999 and 1998, respectively. Due to the losses incurred during 1997, the 1997 third quarter distribution to all Common and Special Unitholders was paid utilizing $3.7 million in cash support from Enron. The 1997 fourth quarter distribution was paid in February 1998 using $3.8 million in cash support from Enron. The 1998 first and second quarter distributions were paid using $5.3 million in cash support from Enron. The 1999 first quarter distribution was paid using $2.5 million in cash support from Enron. Pursuant to the Support Agreement as discussed in Note 13 to the Consolidated Financial Statements, all APIs outstanding at December 31, 1998 were contributed to the Partnership in February 1999.

Acquisition of Assets

     On July 1, 1998, the Partnership acquired crude oil gathering and transportation assets in West Texas and New Mexico from Koch. The asset purchase included approximately 300 miles of common carrier pipelines, associated storage facilities for approximately 500,000 barrels and lease crude oil purchase contracts for up to 40,000 barrels of crude oil per day. The purchase price was approximately $28.5 million and was financed with short-term borrowings from Enron.

     On December 1, 1998, the Partnership acquired certain additional crude oil gathering and transportation assets (the "Assets"), in key oil producing regions from Koch. The total purchase price of the Assets was $235.6 million, which included consideration of $184.5 million in cash, 2,000,000 Common Units, 2,000,000 Subordinated Units and $11.4 million in transaction costs. EOTT financed the majority of the cash purchase price through short-term borrowings from Enron. See additional discussion regarding Enron financing in Note 4 to the Consolidated Financial Statements.

     On May 1, 1999, EOTT acquired crude oil transportation and storage assets in West Texas and New Mexico from Texas-New Mexico Pipeline Company which included approximately 1,800 miles of common carrier crude oil pipelines. EOTT paid $33 million in cash and financed the acquisition using short-term borrowings from Enron.

Working Capital and Credit Resources

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

     At December 31, 1998, EOTT had a term loan of $175 million outstanding with Enron under a financing arrangement to fund a portion of the cash consideration paid to Koch for the assets purchased in 1998 and to refinance indebtedness incurred in prior acquisitions. The term loan had a scheduled maturity of December 31, 1999. The interest rate on the term loan was LIBOR plus 300 basis points. As discussed further below, the term loan was repaid in the fourth quarter of 1999 utilizing a portion of the net proceeds from the issuance of the 11% senior notes.

     In addition, at December 31, 1998, EOTT had $42 million of debt outstanding with Enron under a $100 million bridge loan to finance a portion of the cash consideration for the acquisition of assets from Koch. The interest rate on the bridge loan was initially LIBOR plus 400 basis points. At the end of each three-month period, the spread on the bridge loan increased by 25 basis points. The bridge loan was unsecured, and its maturity date was December 31, 1999. As discussed below, the bridge loan was repaid utilizing a portion of the net proceeds from the issuance of 3,500,000 Common Units.

     On September 29, 1999, EOTT issued 3,500,000 Common Units to the public, with net proceeds to EOTT of $52.9 million. On October 1, 1999, EOTT issued to the public $235 million of 11% senior notes. The senior notes are due October 1, 2009, and interest is paid semiannually on April 1 and October 1. The senior notes are fully and unconditionally guaranteed by all of EOTT's operating limited partnerships. On or after October 1, 2004, EOTT may redeem the notes, and prior to October 1, 2002, EOTT may redeem up to 35% of the notes with proceeds of public or private sales of equity at specified redemption prices. Provisions of the senior notes could limit additional borrowings, sale and lease back transactions, affiliate transactions, distributions to unitholders or merger, consolidation or sale of assets if certain financial performance ratios are not met. The net proceeds from the issuance of the 11% senior notes and the issuance of the Common Units were used to repay the $175 million term loan from Enron, the $42 million bridge loan from Enron and $57.3 million of short-term borrowings outstanding under the working capital facility from Enron.

     At December 31, 1999, EOTT had $143.5 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $427.0 million of which $378.5 million were used.

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

     The General Partner believes that the Enron facility and commodity repurchase agreements discussed below will be sufficient to support the Partnership's crude oil purchasing activities and working capital and liquidity requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

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

     At December 31, 1999, EOTT has outstanding forward commodity repurchase agreements of approximately $74.1 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 21, 2000 for approximately $74.5 million. At December 31, 1998, EOTT had outstanding forward commodity repurchase agreements of approximately $83.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 20, 1999 for approximately $83.4 million.

     EOTT has entered into an agreement with a third party which provides for the sale of up to an aggregate amount of $100 million of certain trade receivables outstanding at any one time. As of December 31, 1999, $50 million of receivables had been sold under this agreement. Discount fees related to the sales are reflected in other, net expenses. EOTT has accounted for these transactions as a sale under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and the related cash received is reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

     Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, forms of which have been filed as exhibits to this Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly

Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     MQD is $0.475 per Unit. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million ($19.7 million of which remains available as of February 14, 2000) in exchange for Additional Partnership Interests. See further discussion in Note 13 to the Consolidated Financial Statements regarding Enron's distribution support.

Summarized Financial Information of the General Partner

     EOTT Energy Corp., an indirect wholly owned subsidiary of Enron Corp., serves as the General Partner of the Partnership. Summary financial information for 1999 and 1998 is shown below, in thousands:

                                          Year Ended December 31,
                                          ----------------------
                                            1999          1998
                                          --------      --------
Balance Sheet Data (at end of period)
  Total assets ......................     $ 52,904      $ 43,099
  Total liabilities .................     $  3,841      $  1,212
  Shareholder's equity ..............     $ 49,063      $ 41,887

Income Statement Data:
  Net income (loss) .................     $   (539)     $ (4,005)

     Enron Corp. is a publicly traded company listed on the New York Stock Exchange. Financial information about Enron Corp. can be obtained from its filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

YEAR 2000

     A Year 2000 problem was anticipated which could have resulted from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The use of two digits was a common practice for decades when computer storage and processing was much more expensive than today. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900, instead of 2000.

     The Year 2000 problem has caused no material disruption to EOTT's mission-critical facilities or operations, and resulted in no material costs. EOTT will remain vigilant for Year 2000 related problems that may yet occur, due to hidden defects in computer hardware or software at EOTT or EOTT's mission-critical external entities. EOTT anticipates that the Year 2000 problem will not create material disruptions to its mission-critical facilities or operations, and will not create material costs.

OTHER MATTERS

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The standard cannot be applied retroactively but early adoption is permitted. EOTT has not yet determined the impact of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.

OUTLOOK

     EOTT will continue to focus on increasing cash flow from operations through the effective management of existing operations including continued focus on asset utilization through integration and enhanced products and services to our customers and focus on the improvement of the lease gathering margins through control of operating costs as well as the pursuit of acquisitions and capital projects that provide accretive cash flows through synergies and increased asset utilization. EOTT plans to increase its producer base by maintaining its reputation for high-quality responsive customer service and providing services to producers. By leveraging and enhancing its multi-region presence, EOTT plans to increase marketing and trading opportunities both domestically and in Canada.

     EOTT engages and will continue to engage in futures and over-the-counter transactions principally for the purpose of hedging or enhancing the value of the Partnership's physical business. Management believes that the hedging program is effective and does not have a material adverse impact on the Partnership's results of operations.

     Historically, the crude oil gathering and marketing business has been very competitive with thin and volatile profit margins. The volatility of the market and the amount of crude oil purchased cannot be projected with any level of certainty. The Partnership intends to continue to pay MQDs to all its Common Unitholders; however, due to the volatility of the market, it is possible that distribution support from Enron may be needed to pay MQDs in the future. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs up to $29 million ($19.7 million of which still remains available as of February 14, 2000) and extended it through the fourth quarter of 2001, which will further assure Common Unitholders of continued reliable distributions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     EOTT enters into forwards, futures and other contracts primarily for the purpose of hedging the impact of market fluctuations on assets, liabilities or other contractual commitments. The use of financial instruments may expose EOTT to market and credit risks resulting from adverse changes in commodity prices, interest rates and foreign exchange rates. The major market risks are discussed below.

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

COMMODITY PRICE AND FOREIGN CURRENCY RISK

     EOTT has performed a value at risk analysis of virtually all of its financial assets and liabilities. Value at risk incorporates numerous variables that could impact the fair value of EOTT's investments, including commodity prices and foreign exchange rates, as well as correlation within and across these variables. EOTT estimates value at risk commodity and foreign exchange exposures using a model based on Monte Carlo simulation of delta/gamma positions which captures a significant portion of the exposure related to open futures contracts. The value at risk method utilizes a one-day holding period and a 95% confidence level. Cross-commodity correlations are used as appropriate. The use of the value at risk model allows management to aggregate risks across the Partnership, compare risk on a consistent basis and identify the drivers of risk.

     The following table illustrates the value at risk for commodity price and foreign currency risk (in millions):

                                 Year Ended December 31,
                                 -----------------------
                                     1999       1998
                                     ----       ----
Commodity price  (1) .........     $ (1.5)     $  3.8
Foreign currency exchange rate     $   --      $   --

(1) The above value at risk amount represents derivative commodity instruments, primarily commodity futures contracts, entered into to hedge future physical crude oil purchase commitments. The commitments to purchase physical crude oil have not been included in the above value at risk computation.

INTEREST RATE RISK

     The Partnership's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Enron facility has a maturity of December 2001: however, the borrowings under the facility are for working capital and are classified as short-term obligations. If the borrowings were held to maturity, the average interest rates would be LIBOR plus 250 basis points. At December 31, 1999, no amounts were outstanding under the Enron facility. In October 1999, EOTT issued $235 million of 11% senior notes due in 2009. At year-end the fair value of these notes approximated the carrying value.

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


                                      Years Employed
                                      by Enron or its
          Name                 Age   its Subsidiaries                Position
          ----                 ---   ----------------                --------
Edward O. Gaylord..........    68           --            Director and Chairman of the Board
Michael D. Burke ..........    55            2            Director, Chief Executive Officer and President
John H. Duncan ............    71           --            Director
Dee S. Osborne ............    69           --            Director
Daniel P. Whitty ..........    68           --            Director
Kenneth L. Lay ............    57           21            Director
Stanley C. Horton..........    49           26            Director
Dana R. Gibbs..............    40            7            Executive Vice President
Mary Ellen Coombe .........    49           19            Vice President, Human Resources and Administration
O. Horton Cunningham.......    51           --            Vice President Operations Governance
Stephen W. Duffy ..........    46           11            Vice President and General Counsel
David R. Hultsman..........    55            1            Vice President, Business Transformation
Lori L. Maddox.............    35            3            Controller
Susan Ralph................    50            8            Treasurer


     Edward O. Gaylord has served as a member of the Board of Directors since January 1993. Mr. Gaylord was elected Chairman of the Board of EOTT Energy Corp. in February 1993. He was elected in December 1995 as a member of the Audit Committee. Mr. Gaylord owned and managed Gaylord & Company, a private venture capital firm, and he has owned interests in and managed various trucking, storage and manufacturing entities in his career of more than 30 years. Mr. Gaylord serves on the Board of Directors of Imperial Sugar

Company, Seneca Foods Corporation, Federal Reserve Bank of Dallas - Houston Branch, and the General Partner of Kinder Morgan Energy Partners, L.P.

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

     John H. Duncan was elected to the EOTT Energy Corp. Board of Directors in January 1993 and appointed to the Compensation Committee in February 1993. Mr. Duncan's principal occupation has been investments since 1990. Mr. Duncan is also a director of Azurix Corp. and Group I Automotive Inc.

     Dee S. Osborne was elected to the EOTT Energy Corp. Board of Directors and appointed to the Audit Committee and Compensation Committee in February 1993. Mr. Osborne serves as President of Crest Investment Company, Chairman of Digital and Wireless Communications, L.L.C. and Vice Chairman of Jacintoport Terminal Company. He is a director of Ocean Energy, Inc. and Trustee of Scott & White Memorial Hospital.

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

     Kenneth L. Lay was elected to the EOTT Energy Corp. Board of Directors in January 1993. Mr. Lay has been Chairman of the Board and Chief Executive Officer of Enron for over fourteen years. Mr. Lay is also a director of Eli Lily and Company, Compaq Computer Corporation, Azurix Corp. and Trust Company of the West.

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

     Dana R. Gibbs joined EOTT Energy Corp. as Executive Vice President in April 1999. He served as Vice President of Enron North America Corp. from 1992 to 1999. Prior to joining Enron, he was Vice President Finance to MG Natural Gas Corp. from 1990 to 1992. Mr. Gibbs served as Experienced Manager with Arthur Andersen LLP where he worked for nine years.

     Mary Ellen Coombe has served as Vice President, Human Resources and Administration of EOTT Energy Corp. since December 1992. Ms. Coombe has served in various Human Resources and Administration positions within Enron over the past nineteen years.

     O. Horton (Cutty) Cunningham joined EOTT Energy Corp. as Vice President Operations Governance in February 2000. From August 1987 to February 2000, Mr. Cunningham served as Vice President Technical Services, Vice President Operations, Director Engineering and Compliance, and Manager Health, Safety and Environmental Affairs of Texas Eastern Products Pipeline Company, Limited Partnership.

     Stephen W. Duffy has served as Vice President and General Counsel of EOTT Energy Corp. since December 1992. Mr. Duffy has served in various legal positions within Enron over a period of eleven years.

     David R. Hultsman joined EOTT Energy Corp. as Vice President, Business Transformation in May 1999. From June 1997 to July 1998, he was Senior Director Enterprise Operations to Boston Chicken Inc. and Einstein Bagels, Inc. From November 1996 to May 1997 he was Vice President Information Services with West Teleservices. Mr. Hultsman was Director, Columbia/HCA National Call Center January through November 1996 and served as Vice President and President of Information Systems, TESORO Petroleum Corp. in 1995.

     Lori L. Maddox has served as Controller since October 1996. Prior to joining EOTT Energy Corp., Ms. Maddox was associated with Arthur Andersen LLP where she became a Senior Manager and served in the Energy Group for ten years.

     Susan C. Ralph joined Enron Corp. in October 1991 and has served as Treasurer of EOTT Energy Corp. since 1996. Prior to joining EOTT Energy Corp., Ms. Ralph served as Vice President and Director of Gorges Foodservices, Inc. and has held various positions in the commercial banking industry.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires certain executive officers and all directors of the General Partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during 1999 its reporting persons complied with all applicable filing requirements in a timely manner, except Michael D. Burke did not timely file one report containing one transaction on Form 5 and Dana R. Gibbs did not timely file his Initial Statements of Beneficial Ownership of Securities on Form 3.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes certain information regarding compensation paid or accrued by EOTT during each of the last three fiscal years to the Chief Executive Officer and each of EOTT's four other most highly compensated executive officers (the "Named Officers"):


                           SUMMARY COMPENSATION TABLE


                                          Annual Compensation              Long-Term Compensation
                                 --------------------------------------    ---------------------------
                                                                                           Securities
                                                           Other Annual     Restricted     Underlying     All Other
                                        Salary      Bonus  Compensation    Stock Awards   Options/SARs  Compensation
Name and Principal Position      Year    ($)         ($)      ($) (1)        ($) (2)       (#'s) (3)      ($) (4)
---------------------------      ----  --------    ------- ------------    ------------    -----------   ----------
Michael D. Burke                 1999   340,008         --         --             --         47,200          2,104
Chief Executive Officer          1998   212,504     30,000         --             --        500,000            800
and President                    1997        --         --         --             --             --             --

Mary Ellen Coombe                1999   160,000     40,000         --             --             --          6,838
Vice President, Human            1998   160,000     15,100         --             --             --          3,308
Resource and Administration      1997   160,000         --         --             --         32,000          1,129

Stephen W. Duffy                 1999   168,333     30,000         --             --             --          6,282
Vice President and               1998   160,000     25,100         --             --             --          3,308
General Counsel                  1997   160,000         --         --             --         32,000          1,129


Lori L.Maddox                    1999   150,000     35,000         --             --             --         53,063
Controller/CAO                   1998   146,666     10,100         --             --          6,000            500
                                 1997   110,000         --         --             --          3,000             --

Susan Ralph                      1999   135,000     40,000         --             --             --         38,102
Treasurer                        1998   109,167      5,100         --             --          6,000          1,887
                                 1997   100,000         --         --             --          3,000             --


(1) No Named Officer had "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.

(2) Restricted stock awards have not been granted to the Named Officers during the reporting period.

(3) The amounts shown include options granted in 1999, 1998 and 1997 for Enron Corp. Common Stock and EOTT Subordinated Units as follows: Mr. Burke, 47,200 Enron stock options for 1999, 100,000 Enron stock options, and 400,000 EOTT unit options for 1998; Ms. Coombe and Mr. Duffy, 32,000 Enron stock options for 1997; Ms. Maddox, and Ms. Ralph 6,000 Enron stock options for 1998, and 3,000 Enron stock options for 1997.

(4) The amounts include the value of Enron Corp. Common Stock allocated to employees' special subaccounts under Enron's Employee Stock Ownership Plan, and matching contributions to employees' Enron Corp. Savings Plan accounts. Under Retention agreements, Ms. Maddox and Ms. Ralph received onetime retention payments in February 1999 of $50,000 and $35,000 respectively.

Stock Option Grants During 1999

     The following table sets forth information with respect to grants of options pursuant to the Named Officers reflected in the Summary Compensation Table and all employee optionees as a group. No unit options were granted during 1999 under the EOTT Energy Corp. Unit Option Plan. Stock options were granted during 1999 under Enron's 1994 Stock Plan ("1994 Plan"). No SAR units were granted during 1999, and none are outstanding.

                                                         INDIVIDUAL GRANTS
                                        ----------------------------------------------------
                                                       % OF TOTAL
                                         OPTIONS/     OPTIONS/SARS    EXERCISE
                                          SARS         GRANTED TO     OR BASE
                                         GRANTED      EMPLOYEES IN     PRICE     EXPIRATION
NAME                                       (2)         FISCAL YEAR     ($/SH)       DATE
----                                    --------      -------------  ---------   ----------
Michael D. Burke         EOTT                  --           --             --           --
                         Enron Corp.       47,200         0.14%      $32.6875      1/25/06

Mary E. Coombe           EOTT                  --           --             --           --
                         Enron Corp.           --           --             --           --

Stephen W. Duffy         EOTT                  --           --             --           --
                         Enron Corp.           --           --             --           --

Lori L. Maddox           EOTT                  --           --             --           --
                         Enron Corp.           --           --             --           --

Susan Ralph              EOTT                  --           --             --           --
                         Enron Corp.           --           --             --           --

All Employee and         EOTT                  --           --             --          N/A
 Director Optionees      Enron Corp.   34,446,667(4)       100%      $38.1638(5)       N/A

All Stock / Unitholders  EOTT                  --           --             --           --
                         Enron Corp.          N/A          N/A            N/A          N/A

Optionee Gain as % of    EOTT                 N/A          N/A            N/A          N/A
  all Unitholders Gain   Enron Corp.          N/A          N/A            N/A          N/A

                                             POTENTIAL REALIZABLE VALUE AT
                                               ASSUMED ANNUAL RATES OF
                                               STOCK PRICE APPRECIATION
                                                  FOR OPTION TERM(1)
                                       ------------------------------------------
NAME                                   0%(3)          5%                10%
----                                   -----   ---------------    ---------------
Michael D. Burke         EOTT          $ --    $            --    $            --
                         Enron Corp.   $ --    $       628,095    $     1,463,729

Mary E. Coombe           EOTT          $ --    $            --    $            --
                         Enron Corp.   $ --    $            --    $            --

Stephen W. Duffy         EOTT          $ --    $            --    $            --
                         Enron Corp.   $ --    $            --    $            --

Lori L. Maddox           EOTT          $ --    $            --    $            --
                         Enron Corp.   $ --    $            --    $            --

Susan Ralph              EOTT          $ --    $            --    $            --
                         Enron Corp.   $ --    $            --    $            --

All Employee and         EOTT          $ --    $            --    $            --
 Director Optionees      Enron Corp.   $ --    $ 2,141,370,466(6) $ 3,409,774,586(6)

All Stock / Unitholders  EOTT          $ --    $            --    $            --
                         Enron Corp.   $ --    $44,480,621,930(6) $70,827,956,490(6)

Optionee Gain as % of    EOTT            --                 --                 --
  all Unitholders Gain   Enron Corp.     --               4.81%              4.81%


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

(2) Represents Enron Corp. stock options awarded during 1999 under Enron's 1994 Stock Plan. Mr. Burke was awarded stock options with a 7-year term, which vested 20% at grant and 20% on January 25, 2000, and will vest 20% on each January 25, 2001, 2002 and 2003.

(3) An appreciation in stock price, which will benefit all stockholders, is required for optionees to receive any gain. A stock price appreciation of zero percent would render the option without value to the optionees.

(4) Includes shares issued on December 31, 1999 under the All Employee Stock Option Program to employees hired during 1999.

(5) Weighted average exercise price of all Enron stock options granted to employees in 1999.

(6) Appreciation for All Employee and Director Optionees is calculated using the maximum allowable option term of ten years, even though in some cases the actual option term is less than ten years. Appreciation for all shareholders is calculated using an assumed ten-year option term, the weighted average exercise price for All Employee and Director Optionees ($38.1638) and the number of shares of Common Stock issued and outstanding on December 31, 1999.

AGGREGATED OPTIONS/SAR EXERCISES DURING 1999 AND OPTION/SAR VALUES AT DECEMBER
     31, 1999

     The following table sets forth information with respect to the Named Officers concerning the exercise of options under EOTT's and Enron's option plans during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

                                                                                     Value of Unexercised
                                                          Number of Securities           In-the-Money
                                                         Underlying Unexercised         Options/SARs at
                                                            Options/SARs at            December 31, 1999
                               Shares                       December 31, 1999              ($) (1) (2)
                              Acquired       Value      --------------------------  ---------------------------
                                on         Realized
       Name                   Exercise        ($)       Exercisable  Unexercisable  Exercisable   Unexercisable
-----------------             ---------   -----------   -----------  -------------  -----------   -------------
M. Burke          EOTT            --      $      --             --      400,000      $       --    $       --
                  Enron Corp.     --             --         59,440       87,760       1,044,705     1,375,695
                                                                                                   ----------
                  Subtotal                                                                         $1,375,695

M.E. Coombe       EOTT            --      $      --             --       60,000      $       --    $       --
                  Enron Corp.     --             --         60,800        8,000      $1,939,925       192,000
                                                                                                   ----------
                  Subtotal                                                                         $  192,000

S. Duffy          EOTT            --      $      --             --       60,000      $       --    $       --
                  Enron Corp.  4,000      $  50,000         20,000        8,000      $  480,000       192,000
                                                                                                   ----------
                  Subtotal                                                                         $  192,000

L. Maddox         EOTT            --      $      --             --           --      $       --    $       --
                  Enron Corp.     --             --          5,250        3,750         124,219        88,218
                                                                                                   ----------
                  Subtotal                                                                         $   88,218

S. Ralph          EOTT            --      $      --             --           --      $       --    $       --
                  Enron Corp.     --             --          5,250        3,750      $  124,219        88,218
                                                                                                   ----------
                  Subtotal                                                                         $   88,218

(1) The dollar value in this column for EOTT options was calculated by assuming the Subordinate Unit option converts to a Common Unit option and determining the difference between the fair market value of the Common Units and the exercise value of the option at the end of the fiscal year. The value of EOTT Energy Common Units at year-end 1999 was $13.00 and the Subordinated Unit grant price is $15.00.

(2) The dollar value in this column for Enron Corp. stock options was calculated by determining the difference between the fair market value underlying the option as of December 31, 1999 ($44.3750) and the grant price.

LONG TERM INCENTIVE PLAN AWARDS IN 1999

     In October 1997, the Board of Directors adopted the EOTT Energy Corp. Long Term Incentive Plan (Plan). The Plan is intended to provide key employees with Phantom Appreciation Rights ("PAR"), which is a right to receive cash based on the performance of the Partnership prior to the time the PAR is redeemed. The Plan has a five year term beginning January 1, 1997 and PAR awards vest in 25% increments over a four year period following the grant year. The following table provides information concerning awards of PARs under the Plan during 1999 pursuant to the Named Officers reflected in the Summary Compensation Table.


                                                                          Future Estimated
                                            Performance                    Payments Under
                            Number           or Other                 Non-Stock Based Plans (1)
                          of Shares,       Period Until    --------------------------------------------
                           Units or         Maturation
     Name                   Rights            Payout        Threshold $       Target $        Maximum $
--------------            ----------     ----------------  -------------    -----------    ------------
M. Burke       EOTT        300,000            5  Years        $   --         $ 2,586,000       $ 5,040,000

M.E. Coombe    EOTT         50,000            5  Years        $   --         $   431,000       $   840,000

S. Duffy       EOTT         50,000            5  Years        $   --         $   431,000       $   840,000

L. Maddox      EOTT         30,400            5  Years        $   --         $   262,048       $   510,720

S. Ralph       EOTT         30,400            5  Years        $   --         $   262,048       $   510,720

(1) Future estimated payments were based on a 10% targeted growth for each year of the 5-year performance period. Maximum payments were estimated at a 20% growth rate for the 5 year performance period.

ENRON BENEFIT AND COMPENSATION PLANS

     EOTT Energy Corp. employees continue benefit accrual under the Enron Corp. Cash Balance Pension Plan. EOTT Energy Corp. employees continue to be eligible for participation in the Enron Corp. Savings Plan.

RETIREMENT PLANS AND SUPPLEMENTAL BENEFIT PLANS

     Enron maintains the Enron Corp. Cash Balance Pension Plan ("Cash Balance Plan") which is a noncontributory defined benefit plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula, all members became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay beginning January 1, 1996. Under the Cash Balance Plan, each employee's accrued benefit will be credited with interest based on 10-year Treasury Bond yields. Directors who are not employees are not eligible to participate in the Cash Balance Plan.

     Enron also maintains a noncontributory employee stock ownership plan ("ESOP") which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan prior to December 31, 1994. December 31, 1993 was the final date on which ESOP allocations were made to employees' retirement accounts.

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

     The following table sets forth the estimated annual benefits payable under normal retirement at age 65, assuming current remuneration levels without any salary projection, and participation until normal retirement at age 65, with respect to the Named Officers under the provisions of the foregoing retirement plans:

                                          Estimated         Current
                   Current Credited     Credited Years    Compensation      Estimated Annual
                       Years of         of Service at       Covered         Benefit Payable
                      of Service          at Age 65         by Plans        Upon Retirement
                   ----------------    ---------------    -------------     ----------------
M. Burke ......           1.6                10.8           $340,008            $ 31,072
M.E. Coombe ...          19.3                35.2           $160,000            $ 75,108
S. Duffy ......          12.9                31.4           $168,333            $ 68,834
L. Maddox .....           3.3                33.0           $150,000            $ 99,113
S. Ralph ......           8.4                23.3           $135,000            $ 32,439

------------
          Note: The estimated annual benefits payable are based on the straight life annuity form without adjustment for any offset applicable to a participant's retirement subaccount in Enron's Employee Stock Ownership Plan.

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

     Severance arrangements for Mr. Gibbs, Ms. Coombe, and Mr. Duffy include an involuntary termination provision pursuant to which the executive officer will receive severance pay equal to up to two years base salary. An involuntary termination includes (a) termination without cause; (b) a termination within 90 days after the happening of one of the following events without the approval of the executive officer: (i) a substantial and/or material reduction in the nature or scope of the executive officer's duties and/or responsibilities, which results in the executive officer no longer having an officer status and results in an overall material and substantial reduction from the duties and stature of the officer position he presently holds, which reduction remains in place and uncorrected for 30 days following written notice of such breach to the General Partner by the executive officer, (ii) a reduction in the executive officer's base pay or an exclusion from a benefit plan or program (except the executive officer may be subject to exclusion from a benefit plan or program as part of a general cutback for all employees or officers) or (iii) a change in the location for the primary performance of the executive officer's services under the agreement to a city which is more than 100 miles away from such location; and (c) a termination by the executive officer within one year after a change of control of the General Partner if one of the events described in (b) has occurred. The severance agreement, the confidential information and noncompete provisions will continue for one year.

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

     Mr. Gibbs entered into an Employment Agreement with EOTT Energy Corp. on April 1, 1999 for a term of three years. The Agreement provides for an annual base salary of not less than $200,000 and an annual incentive plan target of 50% with a maximum pay-out of 100% of annual base salary. The Agreement further provides a retention bonus of $100,000 payable in January 2000 and January 2001. Per the Agreement, Mr. Gibbs received a grant of 53,475 PAR Units under the EOTT Energy Long Term Incentive Plan. The Agreement provides for post employment non-compete obligations in the event of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The General Partner knows of no one who beneficially owns in excess of five percent of the Common Units of the Partnership except as set forth in the table below.

                                                         Amount and Nature
                             Name and Address         of Beneficial Ownership           Percent
    Title of Class         of Beneficial Owner        as of February 15, 2000           of Class
----------------------    ---------------------   -------------------------------       --------
Common Units              Enron Corp.                      3,276,811                      17.74
Subordinated Units        1400 Smith Street                7,000,000(1)                   77.78
General Partner Interest  Houston, Texas  77002                    1(1)(2)               100.00

Common Units              Koch Pipeline Company            1,700,000                       9.20
Subordinated Units        4111 East 37th Street N.         2,000,000                      22.22
                          Wichita, Kansas  67220

(1)  Held by the General Partner, an indirect subsidiary of Enron Corp.

(2) The reporting of the General Partner interest shall not be deemed to be a concession that such interest represents a security.

     The following table sets forth certain information as of February 15, 2000, regarding the beneficial ownership of (i) the Common Units and (ii) the common stock of Enron Corp., the parent company of the General Partner, by all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group.

                                                         AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                     -------------------------------------------------
                                                      SOLE VOTING     SHARED VOTING      SOLE VOTING
                                                     AND INVESTMENT  AND INVESTMENT    LIMITED OR NO          PERCENT
      TITLE OF CLASS                  NAME              POWER(1)          POWER        INVESTMENT POWER        OF CLASS
---------------------------  ----------------------  -------------   --------------   ----------------        --------
EOTT Energy Partners, L.P.   Michael D. Burke               78,900            --                   --            *
Common Units                 Mary Ellen Coombe              60,000            --                   --            *
                             O. Horton Cunningham               --            --                   --            *
                             Stephen W. Duffy               60,000            --                   --            *
                             John H. Duncan                  8,500            --                   --            *
                             Edward O. Gaylord               5,000            --                   --            *
                             Dana R. Gibbs                   6,000            --                   --            *
                             Stanley C. Horton              10,000            --                   --            *
                             Kenneth L. Lay                     --         5,000                   --            *
                             Lori L. Maddox                     --            --                   --            *
                             Dee S. Osborne                     --            --                   --            *
                             Susan C. Ralph                    300           500                   --            *
                             Daniel P. Whitty                   --            --                   --            *

                             All directors and executive
                             officers as a group
                             (13 in number)                228,700         5,500                   --        1.26%


Enron Corp.                  Michael D. Burke               68,895            --                   83            *
Common Stock                 Mary Ellen Coombe              69,309            --               26,884            *
                             Stephen W. Duffy               28,405            --                   --            *
                             John H. Duncan                168,962        58,000                  180            *
                             Edward O. Gaylord                  --            --                   42            *
                             Dana R. Gibbs                  75,855            --                  884            *
                             Stanley C. Horton             494,360         3,607               37,898(2)         *
                             Kenneth L. Lay              5,351,124     2,396,912              267,486        1.10%
                             Lori L. Maddox                  7,513            --                   92            *
                             Susan C. Ralph                  2,263            --                1,234            *

                             All directors and executive
                             officers as a group
                             (13 in number)              6,266,686     2,458,519              334,783(2)     1.24%

---------------
* Less than 1 percent

(1) The above table includes Subordinated Units of the Partnership which are subject to conversion into Common Units and which are subject to unit options exercisable within 60 days as follows: Ms. Coombe, 60,000 units; Mr. Duffy, 60,000 units; and all directors and executive officers as a group, 120,000 units. The above table also includes shares of common stock of Enron Corp. which are subject to stock options exercisable within 60 days as follows: Mr. Duncan, 41,088 shares, for which he has shared voting and investment power for 38,160 of such shares; Mr. Burke, 68,893 shares; Mr. Lay, 5,534,145 shares, for which he has shared voting and investment power for 1,615,330 of such shares; Ms. Coombe, 68,893; Mr. Duffy, 28,013; Mr. Gibbs, 74,599; Mr. Horton, 396,998; Ms. Maddox, 7,513; Ms. Ralph, 2,263
     shares and all directors and executive officers as a group, 6,222,405 shares.

(2) Includes 2,591 shares held by the spouse of Mr. Horton, for which he may be deemed to have shared voting and investment power.

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

     (a)(3) EXHIBITS

     3.1 -- Form of Partnership Agreement of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registration Statement, File No. 33-73984)

     3.2 -- Amendment No. 1 dated as of August 8, 1995, to the Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the Year Ended December 31, 1995)

     3.3 -- Amendment No. 2 dated as of July 16, 1996, to the Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1996)

     3.4 -- Amendment No. 3 dated as of February 13, 1997, to the Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K for the Year Ended December 31, 1996)

     3.5 -- Amendment No. 4 dated as of November 30, 1998, to the Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

     3.6 -- Amendment No. 5 dated as of December 7, 1998, to the Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.6 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

     3.7 -- Amendment No. 6 dated as of September 16, 1999 to the Amended and Restated Agreement of Limited Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated September 29, 1999)

     4.1 -- Form of Indenture for Senior Debt Securities and Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 to Registration Statement, File No. 333-82269)

     10.04 -- Form of Corporate Services Agreement between Enron Corp. and EOTT Energy Corp. (incorporated by reference to Exhibit 10.08 to Registration Statement, File No. 33-73984)

     10.05 -- Form of Contribution and Closing Agreement between EOTT Energy Corp. and EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 10.09 to Registration Statement, File No. 33-73984)

     10.06 -- Form of Ancillary Agreement by and among Enron Corp., EOTT Energy Partners, L.P., EOTT Energy Operating Limited Partnership, EOTT Energy Pipeline Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Corp. (incorporated by reference to
               Exhibit 10.10 to Registration Statement, File No. 33-73984)

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

     10.12 -- Executive Employment Agreement effective March 24, 1994 between EOTT Energy Corp. and executive officers with employment agreements. (incorporated by reference to Exhibit 10.05 to Registration Statement, File No. 33-73984)

     10.13 -- Credit Agreement dated as of June 30, 1995 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the Year Ended December 31, 1995)

     10.14 -- Credit Agreement dated as of January 3, 1996 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the Year Ended December 31, 1995)

     10.15 -- Amendment dated December 19, 1996 to the Credit Agreement dated as of June 30, 1995 between EOTT Energy Operating Limited Partnership as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the Year Ended December 31, 1996)

     10.16 -- Amendment dated February 25, 1997 to the Credit Agreement dated as of June 30, 1995 between EOTT Energy Operating Limited Partnership as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the Year Ended December 31, 1996)

     10.17 -- Amendment dated February 25, 1997 to the Credit Agreement dated as of January 3, 1996 between EOTT Energy Operating Limited Partnership as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the Year Ended December 31, 1996)

     10.18 -- Amendment dated as of February 13, 1997, to the EOTT Energy Corp. 1994 Unit Option Plan (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the Year Ended December 31,
               1996)

     10.19 -- EOTT Energy Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

     10.20 -- Agreement to Extend Distribution Support dated November 5, 1997, amending the Agreement referenced in 10.07 (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the Year Ended December 31, 1997)

     10.21 -- Form of Executive Employment Agreement between EOTT Energy Corp. and Michael D. Burke (incorporated by reference to Exhibit 10.21 to Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1998)

     10.22 -- Support Agreement dated September 21, 1998 between EOTT Energy Partners, L.P., EOTT Energy Operating Limited Partnership and Enron Corp. (incorporated by reference to Exhibit 10.22 to Quarterly Report on Form 10-Q for the Quarter Ended September 30,
               1998)

     10.23 -- Crude Oil Supply and Terminalling Agreement dated as of December 1, 1998 between Koch Oil Company and EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the Year Ended December 31,
               1998)

     10.24 -- Amended and Restated Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit
               10.24 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

     10.25 -- Amended and Restated Term Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit
               10.25 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

     10.26 -- Amendment dated March 17, 1999 to the Amended and Restated Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

     10.27 -- Amendment dated March 17, 1999 to the Amended and Restated Term Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

     10.28 -- Amendment dated December 1, 1998 to the Crude Oil Supply and Terminalling Agreement dated as of December 1, 1998 between Koch Oil Company and EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

     10.29 -- Form of Executive Employment Agreement between EOTT Energy Corp. and Dana R. Gibbs (incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q for the Period Ended March 31,
               1999)

     10.30 -- Amendment dated August 11, 1999 to the Amended and Restated Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q for the Period Ended June 30, 1999)

     10.31 -- Amendment dated August 11, 1999 to the Amended and Restated Term Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.31 to Quarterly Report on Form 10-Q for the Period Ended June 30, 1999)

*    21.1  --  Subsidiaries of the Registrant

*    23.1  --  Consent of Arthur Andersen LLP

*    24    --  Power of Attorney

*    27.1  --  Financial Data Schedule


*    Filed herewith.



     (b)  Reports on Form 8-K


          September 8, 1999   RE:  Item 5 - Possible acquisition of contracts
                                            and transportation assets.

          September 29, 1999  RE:  Item 7 - Filing of certain exhibits.

          October 1, 1999     RE:  Item 7 - Filing of certain exhibits.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED ON THE 28TH DAY OF MARCH, 2000.

                                            EOTT ENERGY PARTNERS, L.P.
                                          (A Delaware Limited Partnership)

                                    By:        EOTT ENERGY CORP. as
                                                 General Partner



                                    By:   /s/ MICHAEL D. BURKE
                                         -----------------------------
                                              Michael D. Burke
                                         Chief Executive Officer and President


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                  Signature                                  Title                                   Date
                  ---------                                  -----                                   ----
     /s/      MICHAEL D. BURKE                   Director, Chief Executive                   March 28, 2000
--------------------------------------------     Officer and President
              Michael D. Burke                   (Principal Executive Officer)


     /s/       LORI L. MADDOX                    Controller                                  March 28, 2000
--------------------------------------------     (Principal Accounting Officer)
               Lori L. Maddox


     /s/      EDWARD O. GAYLORD                  Chairman of the Board and                   March 28, 2000
--------------------------------------------     Director
              Edward O. Gaylord


     /s/       DEE S. OSBORNE                    Director                                    March 28, 2000
--------------------------------------------
               Dee S. Osborne


     /s/      DANIEL P. WHITTY                   Director                                    March 28, 2000
--------------------------------------------
              Daniel P. Whitty

                  Signature                                  Title                                   Date
                  ---------                                  -----                                   ----
     /s/       JOHN H. DUNCAN                    Director                                    March 28, 2000
--------------------------------------------
               John H. Duncan


     /s/      STANLEY C. HORTON                  Director                                    March 28, 2000
--------------------------------------------
              Stanley C. Horton


     /s/       KENNETH L. LAY                    Director                                    March 28, 2000
--------------------------------------------
               Kenneth L. Lay

                           EOTT ENERGY PARTNERS, L.P.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Financial Statements
     Report of Independent Public Accountants.................................................  F-2

     Consolidated Statements of Operations -
         Years Ended December 31, 1999, 1998 and 1997.........................................  F-3

     Consolidated Balance Sheets - December 31, 1999 and 1998.................................  F-4

     Consolidated Statements of Cash Flows -
         Years Ended December 31, 1999, 1998 and 1997.........................................  F-5

     Consolidated Statements of Partners' Capital -
         Years Ended December 31, 1999, 1998 and 1997.........................................  F-6

     Notes to Consolidated Financial Statements...............................................  F-7

Supplemental Schedule

     Schedule II - Valuation and Qualifying Accounts and Reserves.............................  S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EOTT Energy Partners, L.P.:

We have audited the accompanying consolidated balance sheets of EOTT Energy Partners, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and partners' capital for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EOTT Energy Partners, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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



Houston, Texas
March 3, 2000

                           EOTT ENERGY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)


                                                                   YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                              1999           1998           1997
                                                          -----------    -----------    -----------
Revenue ...............................................   $ 8,664,401    $ 5,294,697    $ 7,646,099

Cost of Sales .........................................     8,452,086      5,162,092      7,533,054
                                                          -----------    -----------    -----------

Gross Margin ..........................................       212,315        132,605        113,045

Expenses
   Operating expenses .................................       153,194        104,425         96,158
   Depreciation and amortization ......................        33,136         20,951         16,518
   Impairment of assets ...............................            --             --          7,961
                                                          -----------    -----------    -----------
     Total ............................................       186,330        125,376        120,637
                                                          -----------    -----------    -----------

Operating Income (Loss) ...............................        25,985          7,229         (7,592)

Other Income (Expense)
   Interest income ....................................           875            674            620
   Interest and related charges .......................       (29,817)       (10,165)        (6,661)
   Other, net .........................................           742         (1,805)          (766)
                                                          -----------    -----------    -----------
     Total ............................................       (28,200)       (11,296)        (6,807)
                                                          -----------    -----------    -----------

Net Loss Before Cumulative
   Effect of Accounting Change ........................        (2,215)        (4,067)       (14,399)

Cumulative Effect of Accounting
   Change (Note 3) ....................................         1,747             --             --
                                                          -----------    -----------    -----------

Net Loss ..............................................   $      (468)   $    (4,067)   $   (14,399)
                                                          ===========    ===========    ===========


Basic Net Income (Loss) Per Unit (Note 5)
   Common .............................................   $     (0.06)   $     (0.17)   $     (0.75)
                                                          ===========    ===========    ===========
   Subordinated .......................................   $      0.06    $     (0.26)   $     (0.75)
                                                          ===========    ===========    ===========


Diluted Net Income (Loss) Per Unit (Note 5) ...........   $     (0.02)   $     (0.21)   $     (0.75)
                                                          ===========    ===========    ===========

Distributions Per Common Unit .........................   $      1.90    $      1.90    $      1.90
                                                          ===========    ===========    ===========

Average Units Outstanding for Diluted Computation .....        24,877         19,267         18,830
                                                          ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                               DECEMBER 31, DECEMBER 31,
                                                                   1999          1998
                                                               -----------  -----------
                        ASSETS
Current Assets
   Cash and cash equivalents ................................   $   17,525   $    3,033
   Trade and other receivables, net of allowance for doubtful
     accounts of $1,732 and $1,860, respectively ............      966,422      403,335
   Inventories ..............................................      120,306      137,545
   Other ....................................................       29,191       30,328
                                                                ----------   ----------
     Total current assets ...................................    1,133,444      574,241
                                                                ----------   ----------

Property, Plant and Equipment, at cost ......................      544,723      497,807
   Less: Accumulated depreciation ...........................      140,228      112,568
                                                                ----------   ----------
     Net property, plant and equipment ......................      404,495      385,239
                                                                ----------   ----------

Other Assets, net of amortization ...........................       20,722        6,340
                                                                ----------   ----------

Total Assets ................................................   $1,558,661   $  965,820
                                                                ==========   ==========

           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Trade accounts payable ...................................   $1,103,187   $  524,822
   Accrued taxes payable ....................................       11,947        5,192
   Short-term borrowings - affiliate ........................           --       28,297
   Bridge loan - affiliate ..................................           --       42,000
   Term loan - affiliate ....................................           --      175,000
   Repurchase agreements ....................................       74,055       83,016
   Other ....................................................        8,333        9,983
                                                                ----------   ----------
     Total current liabilities ..............................    1,197,522      868,310
                                                                ----------   ----------

Long-Term Liabilities
   11% senior notes .........................................      235,000           --
   Other ....................................................        3,475           --
                                                                ----------   ----------
     Total long-term liabilities ............................      238,475           --
                                                                ----------   ----------

Commitments and Contingencies (Notes 15 and 16)

Additional Partnership Interests (Note 13) ..................        2,547       21,928

Partners' Capital
   Common Unitholders .......................................       73,570       14,472
   Special Unitholders ......................................           --       21,092
   Subordinated Unitholders .................................       38,855       38,315
   General Partner ..........................................        7,692        1,703
                                                                ----------   ----------
     Total Partners' Capital ................................      120,117       75,582
                                                                ----------   ----------

Total Liabilities and Partners' Capital .....................   $1,558,661   $  965,820
                                                                ==========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                             1999         1998         1997
                                                              ---------    ---------    ---------
   Reconciliation of net loss to net cash
   provided by (used in) operating activities
     Net loss .............................................   $    (468)   $  (4,067)   $ (14,399)
     Depreciation .........................................      31,164       18,806       14,487
     Impairment of assets .................................          --           --        7,961
     Amortization of intangible assets ....................       1,972        2,145        2,031
     (Gains) losses on disposal of assets .................        (636)          66         (503)
     Changes in components of working capital -
       Receivables ........................................    (563,087)      60,648      240,801
       Inventories ........................................      17,239        1,720       (4,339)
       Other current assets ...............................       1,137       (3,737)       1,893
       Trade accounts payable .............................     578,365      (61,578)    (231,776)
       Accrued taxes payable ..............................       6,755         (270)      (3,003)
       Other current liabilities ..........................      (5,369)       4,238      (14,057)
     Other assets and liabilities .........................       2,216          616          886
                                                              ---------    ---------    ---------
   Net Cash Provided by (Used In) Operating Activities ....      69,288       18,587          (18)
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property, plant
     and equipment ........................................       1,407        7,330        1,243
   Acquisitions ...........................................     (33,000)    (224,397)     (12,000)
   Additions to property, plant and equipment .............     (21,728)      (8,492)     (10,837)
   Other, net .............................................          --          866          129
                                                              ---------    ---------    ---------
   Net Cash Used In Investing Activities ..................     (53,321)    (224,693)     (21,465)
                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in note payable - affiliate ........          --      (39,300)      15,072
   Increase (decrease) in short-term
     borrowings - affiliate................................     (28,297)     (41,703)      31,500
   Increase (decrease) in bridge loan - affiliate .........     (42,000)      42,000           --
   Increase (decrease) in term loan - affiliate ...........    (175,000)     175,000           --
   Increase (decrease) in repurchase agreements ...........      (8,961)      83,016           --
   Acquisition of treasury units ..........................          --          (66)          --
   Issuance of 11% senior notes ...........................     235,000           --           --
   Payment of financing issue expenses ....................      (7,558)          --           --
   Net proceeds from Issuance of Common Units .............      52,920           --           --
   Contribution from General Partner ......................         535          793           --
   Distributions to Unitholders ...........................     (30,380)     (22,842)     (29,681)
   Issuance of Additional Partnership Interests ...........       2,547        9,153        3,684
   Other, net .............................................        (281)        (649)        (616)
                                                              ---------    ---------    ---------
   Net Cash Provided by (Used in) Financing Activities ....      (1,475)     205,402       19,959
                                                              ---------    ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents ..........      14,492         (704)      (1,524)
Cash and Cash Equivalents Beginning of Period .............       3,033        3,737        5,261
                                                              ---------    ---------    ---------
Cash and Cash Equivalents End of Period ...................   $  17,525    $   3,033    $   3,737
                                                              =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In Thousands)


                                                    COMMON        SPECIAL     SUBORDINATED     GENERAL
                                                  UNITHOLDERS   UNITHOLDERS    UNITHOLDERS     PARTNER
                                                  -----------   -----------   ------------   ----------
Partners' Capital at December 31, 1996 .........   $   33,984    $   29,908    $   40,065    $    2,216

Net loss .......................................       (7,494)       (1,371)       (5,246)         (288)
Cash distributions .............................      (19,000)       (3,477)       (6,650)         (554)
                                                   ----------    ----------    ----------    ----------

Partners' Capital at December 31, 1997 .........   $    7,490    $   25,060    $   28,169    $    1,374
                                                   ----------    ----------    ----------    ----------

Net loss .......................................       (1,623)         (490)       (1,854)         (100)
Cash distributions .............................      (19,000)       (3,478)           --          (364)
Acquisition of Common Units for Treasury .......          (66)           --            --            --
Issuance of Common Units .......................       27,671            --            --            --
Issuance of Special Units ......................           --        15,905            --            --
Contribution receivable from Enron .............           --       (15,905)           --            --
Issuance of Subordinated Units .................           --            --        12,000            --
Contribution from General Partner ..............           --            --            --           793
                                                   ----------    ----------    ----------    ----------

Partners' Capital at December 31, 1998 .........   $   14,472    $   21,092    $   38,315    $    1,703
                                                   ----------    ----------    ----------    ----------

Net income (loss) ..............................       (1,636)          618           540            10
Cash distributions .............................      (28,385)       (1,416)           --          (579)
Issuance of Common Units .......................       52,920            --            --           535
Contribution of Additional Partnership Interests       15,905            --            --         6,023
Conversion of Special Units ....................       20,294       (20,294)           --            --
                                                   ----------    ----------    ----------    ----------

Partners' Capital at December 31, 1999 .........   $   73,570    $       --    $   38,855    $    7,692
                                                   ==========    ==========    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     EOTT Energy Partners, L.P. is a Delaware limited partnership which operates through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership and EOTT Energy Pipeline Limited Partnership. The terms "EOTT" and the "Partnership" herein refer to EOTT Energy Partners, L.P. and its affiliated limited partnerships. EOTT Energy Corp. serves as the General Partner of the Partnership and its related operating limited partnerships. At December 31, 1999 the General Partner owned an approximate 2% general partner interest in the Partnership and an approximate 25% subordinated limited partner interest. Enron, through its ownership of EOTT Common Units, holds an approximate 12% interest in the Partnership.

     In 1999, EOTT Energy Partners, L.P. formed EOTT Energy Finance Corp. as a direct wholly-owned subsidiary. This entity was set up for the debt offering to facilitate certain investors' ability to purchase EOTT's senior notes, more fully described in Note 8.

     The accompanying consolidated financial statements and related notes present the financial position as of December 31, 1999 and 1998 for the Partnership, and the results of its operations, cash flows and changes in partners' capital for the years ended December 31, 1999, 1998 and 1997.

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

     Nature of Operations. Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products and related activities. EOTT's principal business segments are its North American Crude Oil - East of Rockies gathering and marketing operations, Pipeline Operations and West Coast Operations. In late 1997, EOTT exited the East of Rockies refined products business which is discussed further in Note 6.

     Cash Equivalents. EOTT records as cash equivalents all highly liquid short-term investments having original maturities of three months or less.

     Inventories. The Partnership accounts for its inventories using the average cost method.

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

     Goodwill is amortized over a period of 10 to 15 years, and is recorded net of its accumulated amortization in Other Assets. Accumulated amortization of goodwill at December 31, 1999 and 1998 was $29.8 million and $27.9 million, respectively.

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

     Hedging Activities/Revenue Recognition. EOTT enters primarily into futures and over-the-counter transactions in an effort to minimize the impact of market fluctuations on inventories and other contractual commitments. Realized and unrealized changes in the market value of these transactions, which are entered into and accordingly designated as hedges, are deferred until the gain or loss on the hedged transaction is recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 80. Any cash flow recognition resulting from hedging activities is treated in the same manner as the underlying transaction. Based on the historical correlations between the New York Mercantile Exchange ("NYMEX") price for West Texas Intermediate crude at Cushing, Oklahoma and the various marketing hubs at which EOTT markets crude oil, EOTT management believes the hedging program has been effective in minimizing the overall price risk. EOTT continuously monitors the basis differentials between its various trading hubs and Cushing, Oklahoma to further manage its basis exposure.

     It is EOTT's policy to seek to maintain at all times purchase and sale positions that are substantially balanced in order to minimize exposure to price fluctuations; however certain risks cannot be completely hedged such as basis risks (the risk that price relationships between delivery points, classes of products or delivery periods will change) and the risk that transportation costs will change.

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

3. CHANGE IN ACCOUNTING PRINCIPLE

     In December 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The consensus requires the effect of initial application of Issue 98-10 to be recorded as a cumulative effect of a change in accounting principle effective January 1, 1999, for calendar year companies. The cumulative effect of adopting Issue 98-10 effective January 1, 1999 was $1.7 million and is reflected as an increase in net income in the Consolidated Statement of Operations. For the year ended December 31, 1999, EOTT had a net mark-to-market loss of $5.6 million (which includes a $6.2 million charge related to the unauthorized NGL activities).

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. ACQUISITION OF ASSETS

     On July 1, 1998, the Partnership acquired crude oil gathering and transportation assets in West Texas and New Mexico from Koch Pipeline Company, L.P., a subsidiary of Koch Industries, Inc., and Koch Oil Company, a division of Koch Industries, Inc. (collectively "Koch"). The asset purchase included approximately 300 miles of common carrier pipelines, associated storage facilities for approximately 500,000 barrels and lease purchase contracts for up to 40,000 barrels of lease crude oil per day. The purchase price was approximately $28.5 million and was financed with short-term borrowings from Enron.

     On December 1, 1998, the Partnership acquired certain additional crude oil gathering and transportation assets in key oil producing regions from Koch. The asset purchase included approximately 3,900 miles of active crude oil pipelines, crude oil transport trucks, meter stations, vehicles, storage tanks and lease purchase contracts for approximately 180,000 lease barrels of crude oil per day from production in 11 central and western states including Texas, Oklahoma, Kansas and California (the "Assets"). The transaction almost tripled EOTT's pipeline mileage and almost doubled crude oil lease barrels under contract. The total purchase price of the Assets was $235.6 million, which includes consideration of $184.5 million in cash, 2,000,000 Common Units, 2,000,000 Subordinated Units and $11.4 million in transaction costs. EOTT financed the majority of the purchase price through borrowings from Enron, consisting of a $42 million bridge loan, $135.7 million of term debt, and $6.8 million from the Partnership's existing credit facility with Enron. EOTT also increased its existing credit facility with Enron to $1 billion in order to provide increased credit support for the Partnership because of its increased size following the Koch acquisitions. See additional discussion regarding Enron financing in Note 8.

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

     On May 1, 1999, EOTT acquired crude oil transportation and storage assets in West Texas and New Mexico from Texas-New Mexico Pipeline Company, which included approximately 1,800 miles of common carrier crude oil pipelines. EOTT paid $33 million in cash and recorded a $4 million liability related to future environmental costs and financed the total acquisition cost using short-term borrowings from Enron.

5. EARNINGS PER UNIT

     Basic earnings per unit includes the weighted average impact of outstanding units of EOTT (i.e., it excludes unit equivalents). Diluted earnings per unit considers the impact of all potentially dilutive securities. Net income (loss) shown in the table below excludes the approximate two percent interest of the General Partner. Earnings (loss) per unit are calculated as follows (in millions, except per unit amounts):

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 1999                            1998                             1997
                    -----------------------------    -----------------------------    -----------------------------
                       Net        Wtd.                             Wtd.                             Wtd.
                      Income     Average   Per          Net       Average   Per         Net       Average    Per
                      (Loss)      Units    Unit         Loss       Units    Unit        Loss       Units     Unit
                    ---------  ---------  -------    ---------  ---------  -------    ---------  ---------  -------
Basic: (1)
   Common           $ (1,018)     15,877  $(0.06)    $ (2,113)     12,097  $(0.17)    $ (8,865)     11,830  $(0.75)
   Subordinated     $    540       9,000  $ 0.06     $ (1,854)      7,170  $(0.26)    $ (5,246)      7,000  $(0.75)
Diluted (2)         $   (478)     24,877  $(0.02)    $ (3,967)     19,267  $(0.21)    $(14,111)     18,830  $(0.75)

(1) Net income (loss), excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding in accordance with the Partnership Agreement, which is also reflected on the Statement of Partners' Capital, and Special Units are considered Common Units. Due to a negative capital account balance for the Common Unitholders during the second and third quarters of 1998, the loss allocated to the Common Unitholders attributable to these periods was reallocated to the remaining Unitholders based on their ownership percentage. The allocated loss was recouped by the Unitholders allocated the additional losses in the first quarter of 1999.

(2) The diluted earnings (loss) per unit calculation assumes the conversion of Subordinated Units into Common Units. The disproportionate income (loss) allocation between the Unitholders has no effect on the diluted computation.

     Per unit information related to the net income before cumulative effect of accounting change and cumulative effect of the change in accounting principle for the year ended December 31, 1999 is as follows:

                                                 Year Ended December 31, 1999
                                               ---------------------------------
                                                      Basic
                                               -----------------------
                                               Common     Subordinated   Diluted
                                               ------     ------------   -------
Net Loss Before Cumulative Effect
   of Accounting Change .....................   $(0.13)      $(0.01)      $(0.09)
Cumulative Effect of Accounting Change ......     0.07         0.07         0.07
                                                ------       ------       ------
Net Income (Loss) ...........................   $(0.06)      $ 0.06       $(0.02)
                                                ======       ======       ======

     As further discussed in Note 8, EOTT issued 3,500,000 Common Units to the public on September 29, 1999.

6. NONRECURRING ITEMS

     In the fourth quarter of 1999, EOTT recorded $9.8 million of nonrecurring items which include $7.8 million related to mid-continent NGL activities and a $2.0 million severance charge. The $7.8 million charge related to mid-continent NGL activities includes a $6.2 million charge for the apparent theft of NGL product, concealment of commercial activities and other unauthorized actions by a former employee. EOTT is pursuing legal action against the former employee and has filed an insurance claim to recover any losses related to the apparent theft of NGL product which may be covered by insurance. The remaining charges relate to incremental costs to liquidate contracts prior to their maturity in order to wind down the mid-continent NGL activities.

     In addition, in a continual effort to reduce the Partnership's cost structure, the Partnership increased the utilization of technology and implemented a new marketing and accounting system during 1999. As a result, marketing, field and administrative personnel were reduced and a severance charge of $2.0 million was recorded pursuant to the existing EOTT Energy Corp. Severance Plan.

     In late 1997, EOTT decided to refocus on the core crude business, which provides substantially all of the gross margin for the Partnership, as well as improve overall operating efficiencies. As a result, EOTT announced the following two initiatives. The decision was made to exit the marginal East of Rockies refined

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


products business and sell its three products terminals in Ohio. In connection with this decision, nonrecurring charges were recorded at December 31, 1997, which included severance costs of $0.9 million and a $1.5 million impairment of the Ohio products terminals. In addition, EOTT streamlined business processes throughout the organization and realigned reporting responsibilities to improve the Partnership's overall cost structure. As a result, marketing and administrative personnel were reduced by approximately 20 percent and a nonrecurring severance charge of $1.1 million was recorded at December 31, 1997 pursuant to the existing EOTT Energy Corp. Severance Plan. The realignment initiatives have been completed and the reserves were adequate to complete the initiatives.

7. IMPAIRMENT OF ASSETS

     As a result of the decision to exit the East of Rockies refined products business discussed in Note 6, the Partnership's three Ohio products terminals are being held for sale. At December 31, 1997, a $1.5 million impairment charge was recorded.

     During the fourth quarter of 1997, EOTT terminated an information system development project due to the lack of third party vendor support and foreseeable operating platform obsolescence. As a result, the Partnership recorded a $6.5 million impairment charge.

8. CREDIT RESOURCES AND LIQUIDITY

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

     At December 31, 1998, EOTT had a term loan of $175 million outstanding with Enron under a financing arrangement to fund a portion of the cash consideration paid to Koch for the assets purchased in 1998 and to refinance indebtedness incurred in prior acquisitions. The term loan had a scheduled maturity of December 31, 1999. The interest rate on the term loan was LIBOR plus 300 basis points. As discussed further below, the term loan was repaid in the fourth quarter of 1999 utilizing a portion of the net proceeds from the issuance of the 11% senior notes.

     In addition, at December 31, 1998, EOTT had $42 million of debt outstanding with Enron under a $100 million bridge loan to finance a portion of the cash consideration for the acquisition of assets from Koch. The interest rate on the bridge loan was initially LIBOR plus 400 basis points. At the end of each three-month period, the spread on the bridge loan increased by 25 basis points. The bridge loan was unsecured, and its maturity date was December 31, 1999. As discussed below, the bridge loan was repaid utilizing a portion of the net proceeds from the issuance of 3,500,000 Common Units.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On September 29, 1999, EOTT issued 3,500,000 Common Units to the public, with net proceeds to EOTT of $52.9 million. On October 1, 1999, EOTT issued to the public $235 million of 11% senior notes. The senior notes are due October 1, 2009, and interest is paid semiannually on April 1 and October 1. The senior notes are fully and unconditionally guaranteed by all of EOTT's operating limited partnerships. On or after October 1, 2004, EOTT may redeem the notes, and prior to October 1, 2002, EOTT may redeem up to 35% of the notes with proceeds of public or private sales of equity at specified redemption prices. Provisions of the senior notes could limit additional borrowings, sale and lease back transactions, affiliate transactions, distributions to unitholders or merger, consolidation or sale of assets if certain financial performance ratios are not met. The net proceeds from the issuance of the 11% senior notes and the issuance of the Common Units were used to repay the $175 million term loan from Enron, the $42 million bridge loan from Enron and $57.3 million of short-term borrowings outstanding under the working capital facility from Enron.

     At December 31, 1999, EOTT had $143.5 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $427.0 million of which $378.5 million were used.

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

     The General Partner believes that the Enron facility and commodity repurchase agreements discussed below will be sufficient to support the Partnership's crude oil purchasing activities and working capital and liquidity requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

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

     At December 31, 1999, EOTT has outstanding forward commodity repurchase agreements of approximately $74.1 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 21, 2000 for approximately $74.5 million. At December 31, 1998, EOTT had outstanding forward commodity repurchase agreements of approximately $83.0 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 20, 1999 for approximately $83.4 million.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     EOTT has entered into an agreement with a third party which provides for the sale of up to an aggregate amount of $100 million of certain trade receivables outstanding at any one time. As of December 31, 1999, $50 million of receivables had been sold under this agreement. Discount fees related to the sales are reflected in other, net expenses. EOTT has accounted for these transactions as a sale under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and the related cash received is reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

     Generally, the Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash distributions and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, forms of which have been filed as exhibits to this Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     MQD is $0.475 per Unit. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million ($19.7 million of which remains available as of February 14, 2000) in exchange for Additional Partnership Interests ("APIs"). See further discussion in Note 13 regarding Enron's distribution support.

9. INVENTORIES

     Inventories are summarized as follows (in thousands):

                                                                   December 31,
                                                               -------------------
                                                                 1999       1998
                                                               --------   --------
Crude oil ..................................................   $115,746   $135,872
Refined products ...........................................      4,560      1,673
                                                               --------   --------
   Total ...................................................   $120,306   $137,545
                                                               ========   ========

10. PROPERTY, PLANT AND EQUIPMENT

                                                                    December 31,
                                                               -------------------
Property, Plant and Equipment ("PP&E"), at cost                  1999        1998
                                                               --------   --------
Land .......................................................   $  3,515   $  3,278
Buildings ..................................................      8,045      7,505
Tractors and trailers ......................................     16,053     20,492
Office PP&E, including furniture and fixtures ..............     38,672     34,023
Operating PP&E, including pipelines, storage tanks, etc ....    478,438    432,509
                                                               --------   --------
  Total PP&E, at cost ......................................   $544,723   $497,807
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

11. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was $24.7 million, $8.9 million and $6.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     On December 1, 1998, EOTT issued 2,000,000 Common Units and 2,000,000 Subordinated Units to Koch Pipeline as a portion of the consideration paid for the Assets. See further discussion of the acquisition of Assets in Note 4.

12. PARTNERS' CAPITAL

     The following is a reconciliation of Units outstanding for the years ended December 31, 1999, 1998 and 1997:

                                                   Common        Special      Subordinated
                                                   Units          Units          Units
                                                -----------    -----------    -----------
Units Outstanding at December 31, 1996 ......    10,000,000      1,830,011      7,000,000
                                                ===========    ===========    ===========


Units Outstanding at December 31, 1997 ......    10,000,000      1,830,011      7,000,000
                                                ===========    ===========    ===========


Acquisition of Common Units for Treasury ....        (4,000)            --             --
Issuance of Common Units to Koch ............     2,000,000             --             --
Issuance of Special Units to Enron ..........            --      1,150,000             --
Issuance of Subordinated Units to Koch ......            --             --      2,000,000
                                                -----------    -----------    -----------

Units Outstanding at December 31, 1998 ......    11,996,000      2,980,011      9,000,000
                                                ===========    ===========    ===========


Conversion of Special Units into Common Units     2,980,011     (2,980,011)            --
Issuance of Common Units ....................     3,500,000             --             --
                                                -----------    -----------    -----------

Units Outstanding at December 31, 1999 ......    18,476,011             --      9,000,000
                                                ===========    ===========    ===========

     As discussed further in Note 4, the Partnership issued 2,000,000 Common Units and 2,000,000 Subordinated Units to Koch in connection with the acquisition of Assets. In addition, pursuant to a Support Agreement discussed in
Note 13, the Partnership issued 1,150,000 Special Units to Enron in exchange for Enron's commitment to contribute $21.9 million in APIs outstanding at December 31, 1998.

     On February 12, 1999, the Partnership obtained approval of proposals presented at a Special Meeting of Unitholders. Approval of these proposals, among other things, (a) authorized the Partnership to issue an additional 10 million Common Units to raise cash to reduce indebtedness, for acquisitions and other Partnership purposes, (b) changed the terms of the Special Units so that they became convertible into Common Units and (c) resulted in an increase in Enron's distribution support to $29 million and an extension of the support through

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the fourth quarter of 2001. As a result of the approval of the proposals, Enron contributed the $21.9 million in APIs outstanding at December 31, 1998.

     On September 29, 1999, EOTT issued 3,500,000 Common Units to the public for net proceeds of $52.9 million. The net proceeds were used to repay loans to Enron. See further discussion in Note 8.

13. TRANSACTIONS WITH ENRON AND RELATED PARTIES

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates follows (in thousands):


                                     Year Ended December 31,
                                 ------------------------------
                                   1999       1998       1997
                                 --------   --------   --------
Sales to affiliates ..........   $ 18,859   $ 10,648   $ 44,025
Purchases from affiliates ....   $279,167   $232,486   $ 71,895

     Revenue in 1999, 1998 and 1997 consists primarily of sales of crude oil to Enron Reserve Acquisition Corp. and natural gas liquids to Enron Gas Liquids, Inc. Cost of sales consists primarily of crude oil and condensate purchases from Enron North America Corp. and Enron Reserve Acquisition Corp. These transactions in the opinion of management are no more or less favorable than can be obtained from unaffiliated third parties.

     Other related party balances related to purchases and sales of goods and services have been classified as trade and other receivables or trade accounts payable. Related party receivables at December 31, 1999 and 1998 were $2.3 million and $0.2 million, respectively. Related party payables at December 31, 1999 and 1998 were $0.8 million and $1.6 million, respectively. The payables primarily represent amounts owed by EOTT on the purchase of crude oil and other products from Enron affiliates.

     General and Administrative. As is commonly the case with publicly traded partnerships, EOTT does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The General Partner, under a corporate services agreement, provides services to the Partnership including liability and casualty insurance and certain data processing services. The General Partner is reimbursed by the Partnership for these direct and indirect costs. Those costs were $3.8 million, $3.3 million and $3.6 million for the years ended December 31, 1999, 1998 and 1997, respectively and are included in operating expenses. Management believes that the charges were reasonable.

     Financing of Acquisitions. As discussed further in Note 4, on July 1, 1998 and December 1, 1998, the Partnership acquired crude oil gathering and transportation assets from Koch which was financed primarily with borrowings from Enron. In addition, the Partnership acquired crude oil transportation and storage assets from Texas-New Mexico Pipeline Company which was financed using short-term borrowings from Enron. See further discussion in Note 8 regarding the repayment of borrowings from Enron.

     Support Agreement. Pursuant to a Support Agreement dated September 21, 1998
(a) Enron agreed to make loans to the Partnership to fund the cash portion of the consideration paid to Koch for the Assets at closing as discussed in Note 4 and to refinance indebtedness incurred in the prior acquisition of assets from Koch on July 1, 1998, (b) Enron agreed to increase and extend the Partnership's credit facility with Enron to $1 billion through December 31, 2001, (c) the Partnership agreed to issue 1,150,000 Special Units to Enron, (d) Enron agreed to contribute $21.9 million in APIs to the Partnership on the earlier of the date of Unitholder approval of certain proposals, discussed further in Note 12, or May 17, 1999, (e) Enron agreed that if certain proposals were approved by the Unitholders it would extend its cash distribution support through the fourth quarter of 2001, and (f) the Partnership agreed that, if any additional APIs were

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


issued prior to approval of certain proposals by the Unitholders, it would issue additional Common Units at $19.00 per share in exchange for such additional APIs. The Partnership obtained Unitholder approval of these proposals on February 12, 1999. Pursuant to the Support Agreement, in December 1998 EOTT borrowed from Enron a $42 million bridge loan and a $175 million term loan, which were repaid in October 1999, and entered into a $1 billion credit facility with Enron, to replace its existing $600 million credit facility.

     Special Units. Effective July 16, 1996, EOTT created a new class of limited partner interest designated as Special Units. The Special Units ranked pari passu with the Common Units in all distributions and upon liquidation and were voted as a class with the Common Units. In connection with the Support Agreement, the Partnership issued 1,150,000 Special Units to Enron in December 1998 and, as discussed further below, Enron contributed $21.9 million in APIs to the Partnership in February 1999. The Special Units were converted into Common Units in March 1999 on a one-for-one basis pursuant to the Support Agreement following the favorable vote of Unitholders in February 1999.

     Additional Partnership Interests. As of December 31, 1998, Enron had paid $21.9 million in distribution support. In exchange for the distribution support, Enron received APIs in the Partnership. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages. As discussed in Note 12, certain Unitholder approvals were obtained on February 12, 1999 and as a result, Enron increased its cash distribution support to $29 million and extended it through the fourth quarter of 2001 and contributed the $21.9 million in APIs outstanding at December 31, 1998 pursuant to its commitment made in connection with the Support Agreement. On May 14, 1999 and February 14, 2000, Enron paid $2.5 million and $6.8 million, respectively, in support of EOTT's first and fourth quarter 1999 distributions to its Common Unitholders and received APIs.

14. EMPLOYEE BENEFIT AND RETIREMENT PLANS

     Employees of the General Partner are covered by various retirement, stock purchase and other benefit plans of Enron. In April 1993, the General Partner adopted non-qualified benefit plans providing medical, dental, life, accidental death and dismemberment and long-term disability coverage to employees, with all related premiums and costs being incurred by the General Partner. Total benefit costs for 1999 were $9.4 million, including $5.7 million in costs attributable to health and welfare benefit plans. Total benefit costs for 1998 were $6.4 million, including $3.9 million in costs attributable to health and welfare benefit plans. Total benefit costs for 1997 were $4.2 million including $3.3 million in costs attributable to health and welfare benefit plans.

     Additionally, the General Partner maintains a variable pay plan based on earnings before interest, income taxes, depreciation and amortization of which $3.0 million was recorded in 1999 and none was recognized in 1998 and 1997.

     The General Partner's employees continue benefit accrual under the Enron Cash Balance Pension Plan ("Cash Balance Plan"). All accrued benefits under the Cash Balance Plan will be preserved in the Cash Balance Plan until the General Partner adopts separate plans or participating employees are eligible for distribution under the plan. The General Partner's employees continue to participate in the Enron Employee Stock Ownership Plan and continue to be eligible for participation in the Enron Corp. Savings Plan.

     As of September 30, 1999, the most recent valuation date, the plan net assets, including contributions to the trust during the fourth quarter of 1999, of the Enron noncontributory defined benefit plan, in which the employees of the General Partner participate, were less than the actuarial present value of projected plan benefit obligations by approximately $25.0 million. As of September 30, 1998, the plan assets, including contributions

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to the trust during the fourth quarter of 1998, of the Enron noncontributory defined benefit plan, in which the employees of the General Partner participate, were less than the actuarial present value of projected plan benefit obligations by approximately $25.0 million. The assumed discount rate, rate of return on plan assets and rate of increases in wages used in determining the actuarial present value of projected benefits were 7.75%, 10.5%, and 4.0% in 1999, respectively, and 6.75%, 10.5%, and 4.0% in 1998, respectively.

     The General Partner provides certain postretirement medical, life insurance and dental benefits to eligible employees who retire after January 1, 1994. Benefits are provided under the provisions of contributory defined dollar benefit plans for eligible employees and their dependents. EOTT accrues these postretirement benefit costs over the service lives of employees expected to be eligible to receive such benefits. Enron retains liability for former employees of the General Partner who retired prior to January 1, 1994. The accumulated postretirement benefit obligation ("APBO") existing at December 31, 1999 and 1998 totaled $1.1 million and $1.1 million, respectively. The measurement of the APBO assumes a 7.75% and 6.75% discount rate in 1999 and 1998, respectively. EOTT does not currently intend to prefund its obligations under the Enron postretirement benefit plan.

     The following table sets forth information related to changes in the benefit obligations, changes in plan assets, a reconciliation of the funded status of the plans and components of the expense recognized related to postretirement benefits provided by EOTT (in thousands):

                                                            1999       1998
                                                          -------    -------
CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at January 1 ...................   $ 1,109    $   745
    Service cost ......................................       178        114
    Interest cost .....................................        82         73
    Plan amendments ...................................        --        147
    Actuarial loss (gain) .............................      (236)        83
    Benefits paid .....................................       (63)       (53)
                                                          -------    -------
      Benefit obligation at December 31 ...............   $ 1,070    $ 1,109
                                                          =======    =======

CHANGE IN PLAN ASSETS
    Fair value of plan assets at January 1 ............   $    --    $    --
    Company contributions .............................        63         53
    Plan participants' contributions ..................        --         --
    Benefits paid .....................................       (63)       (53)
                                                          -------    -------
      Fair value of plan assets at December 31 ........   $    --    $    --
                                                          =======    =======

RECONCILIATION OF FUNDED STATUS TO BALANCE SHEET
    Funded status at December 31 ......................   $(1,070)   $(1,109)
    Unrecognized prior service cost ...................       433        469
    Unrecognized actuarial gain .......................      (581)      (364)
                                                          -------    -------
      Accrued benefit cost at December 31 .............   $(1,218)   $(1,004)
                                                          =======    =======

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              1999     1998     1997
                                                              -----    -----    -----
COMPONENTS OF NET PERIODIC BENEFIT COST
    Service cost ..........................................   $ 178    $ 114    $  76
    Interest cost .........................................      82       73       51
    Amortization of prior service cost ....................      36       36       27
    Recognized net actuarial gain .........................     (19)     (22)     (14)
                                                              -----    -----    -----
      Total net periodic postretirement benefit cost ......   $ 277    $ 201    $ 140
                                                              =====    =====    =====

     The General Partner provides unemployment, severance and disability-related benefits or continuation of benefits such as health care and life insurance and other postemployment benefits. SFAS No. 112 requires the cost of those benefits to be accrued over the service lives of the employees expected to receive such benefits. At December 31, 1999 and 1998, the liability accrued was $1.1 million and $0.7 million, respectively.

     EOTT Energy Corp. Unit Option Plan. In February 1994, the Board of Directors of the General Partner adopted the 1994 EOTT Energy Corp. Unit Option Plan (the "Unit Option Plan"), which is a variable compensatory plan. To date, no compensation expense has been recognized under the Unit Option Plan. Under the Unit Option Plan, selected employees of the General Partner were granted options to purchase Subordinated Units at a price of $15.00 per Unit as determined by the Compensation Committee of the Board of Directors of the General Partner. Options granted under the Unit Option Plan vest to the employees over a five-year service period and will expire on the tenth anniversary of the date of grant. No options are vested or exercisable prior to the third anniversary of the grant.

The following table sets forth the Unit Option Plan activity for the years ended December 31, 1999, 1998 and 1997:

                                                 Number of Unit Options
                                           ---------------------------------
                                              1999       1998        1997
                                           ---------   ---------   ---------
Outstanding at January 1 ...............   1,030,000   1,155,000   1,155,000
       Granted .........................          --     400,000          --
       Exercised .......................          --          --          --
       Forfeited .......................     105,000     525,000          --
                                           ---------   ---------   ---------

Outstanding at December 31 .............     925,000   1,030,000   1,155,000
                                           =========   =========   =========

Available for grant at December 31 .....          --          --          --
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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


value based method of accounting for stock based compensation plans awarded after December 31, 1995 and encourages companies to adopt the fair value based method in SFAS No. 123 in place of the existing accounting method which requires expense recognition only in situations where stock based compensation plans award intrinsic value to recipients at the date of grant. Companies that do not follow SFAS No. 123 for accounting purposes must make annual pro forma disclosure of its effects. EOTT elected not to adopt the fair value method for accounting purposes. If EOTT had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and net income (loss) per diluted Unit would have been reduced to the following pro forma amounts (in thousands):

                                                             1999           1998          1997
                                                          -----------   -----------   -----------
Net Income (Loss) - as reported .......................   $     (468)   $   (4,067)   $  (14,399)
Net Income (Loss) - pro forma .........................   $     (650)   $   (4,140)   $  (14,491)

Diluted Net Income (Loss) per Unit - as reported ......   $    (0.02)   $    (0.21)   $    (0.75)
Diluted Net Income (Loss) per Unit - pro forma ........   $    (0.03)   $    (0.21)   $    (0.75)

     The fair value of each option grant for 1998 is estimated on the date of grant using the Cox-Ross-Rubenstein binomial method with the following assumptions: (1) distribution of $1.90 per Common Unit, (2) expected unit price volatility of 21.86%, (3) risk-free interest rate of 5.97% and (4) expected life of option of 2 years. The weighted average fair value of options granted during 1998 was $2.119 per unit. No options were granted in 1999.

     EOTT Energy Corp. Long-Term Incentive Plan. In October 1997, the Board of Directors adopted the EOTT Energy Corp. Long Term Incentive Plan ("Plan"), which is a variable compensatory plan. Under the Plan, selected key employees are awarded Phantom Appreciation Rights ("PAR"). Each PAR is a right to receive cash based on the performance of the Partnership prior to the time the PAR is redeemed. Performance of the Partnership is measured primarily by calculating the change in the average of Earnings Before Interest on Debt related to acquisitions, Depreciation and Amortization ("EBIDA"), for each of the three consecutive fiscal years immediately preceding the grant date of the PAR and the exercise date of the PAR. The Plan has a five-year term beginning January 1, 1997, and PAR awards vest in 25% increments in the four-year period following the grant year.

The following table sets forth the Long-Term Incentive Plan activity for the years ended December 31, 1999, 1998 and 1997:

                                                     Number of PAR
                                           ---------------------------------
                                              1999        1998        1997
                                           ---------   ---------   ---------
Outstanding at January 1 ...............     637,928     358,600          --
    Granted ............................     967,375     467,828     376,600
    Exercised ..........................          --          --          --
    Forfeited ..........................     128,900     188,500      18,000
                                           ---------   ---------   ---------

Outstanding at December 31 .............   1,476,403     637,928     358,600
                                           =========   =========   =========

Available for grant at December 31 .....   1,271,198   1,245,072   1,524,400
                                           =========   =========   =========

Note: Available for grant based on 10% of total MLP units is 2,747,601 as of December 31, 1999.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. LITIGATION AND OTHER CONTINGENCIES

     EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership is responsible for all litigation and other claims relating to the business acquired from the Predecessor, although the Partnership will be entitled to the benefit of certain insurance maintained by Enron covering occurrences prior to the closing of the initial public offering. The Partnership believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed below.

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

     The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas (Common Purchaser Act Suit). This case was filed on October 23, 1997 in Austin by the Texas Attorney General's office and involves several major and independent oil companies and marketers as defendants. EOTT was served on November 18, 1997. The petition states that the State of Texas brought this action in its sovereign capacity to collect statutory penalties recoverable under the Texas Common Purchaser Act, arising from defendants' alleged willful breach of statutory duties owed to royalty, overriding royalty and working interest owners of crude oil sold to defendants, as well as alleged breach of defendants' common law and contractual duties. The plaintiffs also allege that the defendants have engaged in discriminatory pricing of crude oil. This case appears to be similar to the State of Texas Royalty Suit filed by the State of Texas on November 9, 1995. EOTT and several of the defendants reached a settlement with the State in the Common Purchaser Act Suit in a Settlement Agreement dated August 5, 1999. Settlement amounts for each defendant were confidential. This settlement disposed of any claims the State may have in the State of Texas Royalty Suit, discussed above, but did not dismiss that case. Also, any severance tax claims the State may have were specifically excluded from this settlement. However, no severance tax claims were asserted in the petition filed by the plaintiffs.

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

     The Texas Federal Anti-Trust Suit, the Mississippi Federal Anti-Trust Suit and the Louisiana Federal Anti-Trust Suit, along with several other suits to which EOTT is not a party, were consolidated and transferred to the Southern District of Texas by Transfer Order dated January 14, 1998. The Judicial Panel on Multidistrict Litigation made this recommendation due to similarity of issues in the cases. EOTT and the General Partner, along with a number of other defendants, have entered into a class-wide settlement with the defendants which was approved by the Court on April 7, 1999, with a Final Judgment entered on August 11, 1999. Several appeals have been filed concerning the settlement. Consequently, the settlement has not been funded, nor has the case been dismissed.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


individually and in the aggregate, which would have a material adverse impact on the Partnership's financial position or results of operations.

16. COMMITMENTS

     Operating Leases. EOTT leases certain real property, equipment, and operating facilities under various operating leases. Future non-cancelable commitments related to these items at December 31, 1999, are summarized below (in thousands):


         2000...................................................................  $     5,245
         2001...................................................................        4,748
         2002...................................................................        3,459
         2003...................................................................        3,001
         2004...................................................................        2,121
         Later years............................................................        3,991

     Total lease expense incurred was $10.4 million, $10.9 million and $10.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

17. OTHER INCOME (EXPENSE), NET

     The components of other income (expense), net, are as follows (in thousands):


                                                         Year Ended December 31,
                                                     -----------------------------
                                                       1999      1998        1997
                                                     -------    -------    -------
Gain (loss) on foreign currency transactions .....   $   485    $(1,055)   $(1,488)
Gain (loss) on disposal of fixed assets ..........       636        (66)       503
Rental income ....................................        36         60         90
Litigation settlements and provisions ............       256       (969)       130
Discount fees on sale of receivables .............      (732)        --         --
Other ............................................        61        225         (1)
                                                     -------    -------    -------
   Total .........................................   $   742    $(1,805)   $  (766)
                                                     =======    =======    =======

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at December 31, 1999 and 1998 (in millions):

                                            1999                     1998
                                 ------------------------  -----------------------
                                   Carrying      Fair        Carrying      Fair
                                    Amount       Value        Amount       Value
                                 -----------  -----------  -----------  ----------
Financial assets
  Cash and cash equivalents...   $     17.5   $     17.5   $      3.0   $      3.0
  Foreign currency contracts..           --         22.6           --         12.2

Financial liabilities
  Short-term borrowings ......   $       --   $       --   $     28.3   $     28.3
  Bridge loan ................           --           --         42.0         42.0
  Term loan ..................           --           --        175.0        175.0
  Repurchase agreements ......         74.1         74.1         83.0         83.0
  Foreign currency contracts..           --         22.6           --         12.2
  Senior notes ...............        235.0        235.0           --           --

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and cash equivalents, short-term borrowings, bridge loan, term loan and repurchase agreements. Fair value for these current assets and liabilities was considered to be the same as the carrying amounts because of their liquidity and market-based interest where applicable.

     Foreign currency contracts. Quoted market prices are used in determining the fair value of financial instruments held or issued. If quoted prices are not available, fair values are estimated on the basis of pricing models or quoted prices for financial instruments with similar characteristics.

     Senior notes. These notes represent long-term borrowings on which the carrying amounts approximate fair value because the effective annual interest rates of these instruments reflect interest rates at December 31, 1999.

OTHER THAN TRADING ACTIVITIES

     EOTT enters into forward, futures and other contracts to hedge the impact of market fluctuations on assets, lease crude oil purchases or other contractual commitments. However, EOTT does not consider its commodity futures and forward contracts to be financial instruments since these contracts require or permit settlement by the delivery of the underlying commodity, and thus are not subject to the provisions of SFAS No. 119. Changes in the market value of these transactions are deferred until the gain or loss is recognized on the hedged transaction at which time such gains and losses are recognized through cost of sales.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     EOTT routinely enters into foreign currency futures contracts to hedge foreign currency exposure from commercial transactions relating to current month crude purchases and sales as well as fixed price swaps. These contracts generally mature in one year or less. At December 31, 1999 and 1998, foreign currency contracts with a notional principal amount of $22.6 million and $11.7 million, respectively, were outstanding, having exchange rates which approximated current market exchange rates.

TRADING ACTIVITIES

     Prior to 1998, EOTT offered limited price risk management products to the energy sector which were not material to EOTT's financial position or results of operations. These products included swap agreements which required payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodities specified, options and other contractual arrangements. EOTT accounted for these activities using the mark-to-market method of accounting and recorded the gain or loss as a cost of sales in the period of the change in the market with an offsetting entry to trade accounts receivable or payable as appropriate. In connection with the realignment initiatives discussed in Note 6, EOTT ceased providing price risk management products to its customers. See discussion regarding adoption of Emerging Issues Task Force Issue 98-10 in Note 3.

19. NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The standard cannot be applied retroactively but early adoption is permitted. EOTT has not yet determined the impact of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.

20. BUSINESS SEGMENT INFORMATION

     EOTT has three reportable segments, which management reviews in order to make decisions about resources to be allocated and assess its performance: North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations. The North American Crude Oil - East of Rockies segment primarily purchases, gathers, transports and markets crude oil. The Pipeline Operations segment operates approximately 8,300 active miles of common carrier pipelines operated in 13 states. The West Coast Operations include crude oil gathering and marketing, refined products marketing and a natural gas liquids business.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
 (IN THOUSANDS)

                                         NORTH
                                        AMERICAN                           WEST           CORPORATE
                                       CRUDE OIL         PIPELINE         COAST              AND
                                      - EOR(a)(b)     OPERATIONS(a)  OPERATIONS(a)(c)    OTHER (b)(d)  CONSOLIDATED
                                      -----------     -------------  ----------------    ------------   -----------
YEAR ENDED DECEMBER 31, 1999

Revenue from external customers ...   $ 7,999,092      $    28,647     $   636,676      $       (14)   $ 8,664,401

Intersegment revenue  (e) .........        43,653           89,890          17,360         (150,903)            --
                                      -----------      -----------     -----------      -----------    -----------

   Total revenue ..................     8,042,745          118,537         654,036         (150,917)     8,664,401
                                      -----------      -----------     -----------      -----------    -----------

Gross margin ......................        78,195          115,650          18,518              (48)       212,315
                                      -----------      -----------     -----------      -----------    -----------

Operating income (loss) ...........        (2,499)          50,963          (2,197)         (20,282)        25,985

Other expense .....................            --               --              --          (28,200)       (28,200)
                                      -----------      -----------     -----------      -----------    -----------

Net income (loss) before cumulative
    effect of accounting change ...        (2,499)          50,963          (2,197)         (48,482)        (2,215)
                                      -----------      -----------     -----------      -----------    -----------

Long-lived assets .................        77,247          285,180          32,605            9,463        404,495
                                      -----------      -----------     -----------      -----------    -----------

Total assets ......................     1,084,613          306,321         129,461           38,266      1,558,661
                                      -----------      -----------     -----------      -----------    -----------

Additions to long-lived assets ....         1,194           49,544           1,353            6,638         58,729
                                      -----------      -----------     -----------      -----------    -----------

Depreciation and amortization .....         8,704           20,012           2,669            1,751         33,136
                                      -----------      -----------     -----------      -----------    -----------
YEAR ENDED DECEMBER 31, 1998

Revenue from external customers ...   $ 4,590,810      $     7,036     $   586,169      $   110,682    $ 5,294,697

Intersegment revenue (e) ..........        47,008           24,516           3,900          (75,424)            --
                                      -----------      -----------     -----------      -----------    -----------

   Total revenue ..................     4,637,818           31,552         590,069           35,258      5,294,697
                                      -----------      -----------     -----------      -----------    -----------

Gross margin ......................        92,071           30,856           9,698              (20)       132,605
                                      -----------      -----------     -----------      -----------    -----------

Operating income (loss) ...........        28,050            4,285             199          (25,305)         7,229

Other expense .....................            --               --              --          (11,296)       (11,296)
                                      -----------      -----------     -----------      -----------    -----------

Net income (loss) .................        28,050            4,285             199          (36,601)        (4,067)
                                      -----------      -----------     -----------      -----------    -----------

Long-lived assets .................        83,866          270,739          25,335            5,299        385,239
                                      -----------      -----------     -----------      -----------    -----------

Total assets ......................       608,655          279,315          60,677           17,173        965,820
                                      -----------      -----------     -----------      -----------    -----------

Additions to long-lived assets ....        18,398          222,121          23,275            2,775        266,569
                                      -----------      -----------     -----------      -----------    -----------

Depreciation and amortization .....         9,263            9,287             470            1,931         20,951
                                      -----------      -----------     -----------      -----------    -----------

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          NORTH
                                         AMERICAN                           WEST           CORPORATE
                                         CRUDE OIL       PIPELINE           COAST             AND
                                       - EOR (a)(b)    OPERATIONS (a)  OPERATIONS(a)(c)   OTHER (b)(d)      CONSOLIDATED
                                      --------------   --------------   --------------   --------------    --------------
YEAR ENDED DECEMBER 31, 1997

Revenue from external customers ...   $    6,070,799   $        5,687   $      809,466   $      760,147    $    7,646,099

Intersegment revenue (e) ..........            1,795           13,717            1,783          (17,295)               --
                                      --------------   --------------   --------------   --------------    --------------

   Total revenue ..................        6,072,594           19,404          811,249          742,852         7,646,099
                                      --------------   --------------   --------------   --------------    --------------

Gross margin ......................           82,562           19,539            9,342            1,602           113,045
                                      --------------   --------------   --------------   --------------    --------------

Operating income (loss) ...........           19,506            1,821               58          (28,977)           (7,592)

Other expense .....................               --               --               --           (6,807)           (6,807)
                                      --------------   --------------   --------------   --------------    --------------

Net income (loss) .................           19,506            1,821               58          (35,784)          (14,399)
                                      --------------   --------------   --------------   --------------    --------------

Long-lived assets .................           61,032           76,276            2,486            6,426           146,220
                                      --------------   --------------   --------------   --------------    --------------

Total assets ......................          604,663           80,528           63,279           34,451           782,921
                                      --------------   --------------   --------------   --------------    --------------

Additions to long-lived assets ....            4,923           13,349              234            4,331            22,837
                                      --------------   --------------   --------------   --------------    --------------

Depreciation and amortization .....            7,807            6,030              500            2,181            16,518
                                      --------------   --------------   --------------   --------------    --------------


(a) 1999 includes twelve months of results of operations associated with the assets acquired from Koch and eight months of results of operations associated with the assets acquired from Texas-New Mexico Pipeline.
(b) 1999 includes nonrecurring severance charges of $2.0 million of which $1.8 million is recorded in North American Crude Oil - EOR and $0.2 million is recorded in Corporate.
(c) 1999 includes nonrecurring charges of $7.8 million of costs related to mid-continent NGL activities.
(d) Corporate and Other also includes intersegment eliminations and the East of Rockies products business in 1998 and 1997.
(e) Intersegment sales for North American Crude Oil - EOR and West Coast Operations are made at prices comparable to those received from external customers. Intersegment sales for Pipeline Operations are based on published pipeline tariffs.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21. SUBSEQUENT EVENTS

     On January 21, 2000, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 per Unit for the period October 1, 1999 through December 31, 1999. The total distribution of approximately $8.9 million was paid on February 14, 2000 to the General Partner and all Common Unitholders of record as of the close of business on January 31, 2000. The fourth quarter distribution was paid utilizing $2.1 million of Available Cash from the Partnership and $6.8 million of cash provided by Enron pursuant to Enron's distribution support obligation. After payment of the fourth quarter distribution in February 2000, the remaining distribution support available from Enron is $19.7 million.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22. QUARTERLY FINANCIAL DATA (UNAUDITED)
     (In Thousands, Except Per Unit Amounts)

                                                    FIRST           SECOND            THIRD          FOURTH
                                                   QUARTER          QUARTER          QUARTER       QUARTER (1)(2)       TOTAL
                                                -------------    -------------    -------------    -------------    -------------
1999

   Revenues .................................   $   1,433,157    $   2,259,303    $   2,315,464    $   2,656,477    $   8,664,401

   Gross margin .............................          52,796           55,697           57,060           46,762          212,315

   Operating income .........................           8,473            8,715            8,110              687           25,985

   Net income (loss) before cumulative
     effect of accounting change ............           2,534            2,182              550           (7,481)          (2,215)

   Basic net income (loss) before cumulative
     effect of accounting change per Unit
       Common ...............................            0.08             0.09             0.02            (0.27)           (0.13)
       Subordinated .........................            0.15             0.09             0.02            (0.27)           (0.01)

   Diluted net income (loss) before cumulative
     effect of accounting change per Unit ...            0.10             0.09             0.02            (0.27)           (0.09)

   Cash distributions per Common Unit (3) ...           0.475            0.475            0.475            0.475            1.900

1998

   Revenues .................................   $   1,339,404    $   1,231,875    $   1,295,652    $   1,427,766    $   5,294,697

   Gross margin .............................          27,547           29,156           33,736           42,166          132,605

   Operating income (loss) ..................            (357)           1,157            1,153            5,276            7,229

   Net income (loss) ........................          (1,723)          (1,274)          (1,806)             736           (4,067)

   Basic net income (loss) per Unit
     Common .................................           (0.09)           (0.06)           (0.03)            0.01            (0.17)
     Subordinated ...........................           (0.09)           (0.07)           (0.20)            0.08            (0.26)

   Diluted net income (loss) per Unit .......           (0.09)           (0.07)           (0.09)            0.03            (0.21)

   Cash distributions per Common Unit (3) ...           0.475            0.475            0.475            0.475             1.90


(1) Fourth quarter 1999 amounts include nonrecurring items of $9.8 million related to the mid-continent NGL activities and severance costs associated with the reduction of work force. See Note 6 to the Consolidated Financial Statements.
(2) Fourth quarter 1998 amounts include the acquisition of the Assets from Koch on December 1, 1998. See Note 4 to the Consolidated Financial Statements.
(3) Cash distributions are shown in the quarter paid and are based on the prior quarter's earnings.

                                                                     SCHEDULE II

                           EOTT ENERGY PARTNERS, L.P.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (In Thousands)


================================================================================


                                          Balance at   Charged to                 Balance
                                          Beginning    Costs and   Deductions      at End
                                          of Period    Expenses    and Other     of Period
                                         ----------   ----------   ----------    ----------
Year ended December 31, 1997
   Allowance for Doubtful Accounts...    $    2,266   $       --   $     (606)   $    1,660



Year ended December 31, 1998
   Allowance for Doubtful Accounts...    $    1,660   $      700   $     (500)   $    1,860
   Litigation Provisions ............    $       --   $    1,400   $       --    $    1,400
   Safety and Environmental .........    $       --   $       --   $    1,000    $    1,000

Year ended December 31, 1999
   Allowance for Doubtful Accounts...    $    1,860   $       --   $     (128)   $    1,732
   Litigation Provisions ............    $    1,400   $       --   $     (400)   $    1,000
   Safety and Environmental .........    $    1,000   $       --   $    1,998    $    2,998

                                INDEX TO EXHIBITS

Exhibit
Number                                      Description
------         ----------------------------------------------------------------
    3.1   --   Form of Partnership Agreement of EOTT Energy Partners, L.P.
               (incorporated by reference to Exhibit 3.1 to Registration
               Statement, File No. 33-73984)

    3.2   --   Amendment No. 1 dated as of August 8, 1995, to the Amended and
               Restated Agreement of Limited Partnership of EOTT Energy
               Partners, L.P. (incorporated by reference to Exhibit 3.2 to
               Annual Report on Form 10-K for the Year Ended December 31, 1995)

    3.3   --   Amendment No. 2 dated as of July 16, 1996, to the Amended and
               Restated Agreement of Limited Partnership of EOTT Energy
               Partners, L.P. (incorporated by reference to Exhibit 3.3 to
               Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1996)

    3.4   --   Amendment No. 3 dated as of February 13, 1997, to the Amended and
               Restated Agreement of Limited Partnership of EOTT Energy
               Partners, L.P. (incorporated by reference to Exhibit 3.4 to
               Annual Report on Form 10-K for the Year Ended December 31, 1996)

    3.5   --   Amendment No. 4 dated as of November 30, 1998, to the Amended and
               Restated Agreement of Limited Partnership of EOTT Energy
               Partners, L.P. (incorporated by reference to Exhibit 3.5 to
               Annual Report on Form 10-K for the Year Ended December 31, 1998)

    3.6   --   Amendment No. 5 dated as of December 7, 1998, to the Amended and
               Restated Agreement of Limited Partnership of EOTT Energy
               Partners, L.P. (incorporated by reference to Exhibit 3.6 to
               Annual Report on Form 10-K for the Year Ended December 31, 1998)

    3.7   --   Amendment No. 6 dated as of September 16, 1999 to the Amended and
               Restated Agreement of Limited Partnership of EOTT Energy
               Partners, L.P. (incorporated by reference to Exhibit 3.1 to
               Current Report on Form 8-K dated September 29, 1999)

    4.1   --   Form of Indenture for Senior Debt Securities and Subordinated
               Debt Securities (incorporated by reference to Exhibit 4.1 to
               Registration Statement, File No. 333-82269)

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

    10.15 -- Amendment dated December 19, 1996 to the Credit Agreement dated as of June 30, 1995 between EOTT Energy Operating Limited
               Partnership as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the Year Ended December 31, 1996)

    10.16 -- Amendment dated February 25, 1997 to the Credit Agreement dated as of June 30, 1995 between EOTT Energy Operating Limited
               Partnership as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the Year Ended December 31, 1996)

    10.17 -- Amendment dated February 25, 1997 to the Credit Agreement dated as of January 3, 1996 between EOTT Energy Operating Limited
               Partnership as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the Year Ended December 31, 1996)

    10.18 --   Amendment dated as of February 13, 1997, to the EOTT Energy Corp.
               1994 Unit Option Plan (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the Year Ended December 31,
               1996)

    10.19 -- EOTT Energy Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

    10.20 -- Agreement to Extend Distribution Support dated November 5, 1997, amending the Agreement referenced in 10.07 (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the Year Ended December 31, 1997)

    10.21 --   Form of Executive Employment Agreement between EOTT Energy Corp.
               and Michael D. Burke (incorporated by reference to Exhibit 10.21 to Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1998)

    10.22 --   Support Agreement dated September 21, 1998 between EOTT Energy
               Partners, L.P., EOTT Energy Operating Limited Partnership and
               Enron Corp. (incorporated by reference to Exhibit 10.22 to
               Quarterly Report on Form 10-Q for the Quarter Ended September 30,
               1998)

    10.23 --   Crude Oil Supply and Terminalling Agreement dated as of December
               1, 1998 between Koch Oil Company and EOTT Energy Operating
               Limited Partnership (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the Year Ended December 31,
               1998)

    10.24 -- Amended and Restated Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit
               10.24 to Annual Report on Form 10-K for the Year Ended December
               31, 1998)

    10.25 -- Amended and Restated Term Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit
               10.25 to Annual Report on Form 10-K for the Year Ended December
               31, 1998)

    10.26 --   Amendment dated March 17, 1999 to the Amended and Restated Credit
               Agreement as of December 1, 1998 between EOTT Energy Operating
               Limited Partnership, as Borrower, and Enron Corp., as Lender
               (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

    10.27 --   Amendment dated March 17, 1999 to the Amended and Restated Term
               Credit Agreement as of December 1, 1998 between EOTT Energy
               Operating Limited Partnership, as Borrower, and Enron Corp., as
               Lender (incorporated by reference to Exhibit 10.27 to Annual
               Report on Form 10-K for the Year Ended December 31, 1998)

    10.28 --   Amendment dated December 1, 1998 to the Crude Oil Supply and
               Terminalling Agreement dated as of December 1, 1998 between Koch
               Oil Company and EOTT Energy Operating Limited Partnership
               (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

    10.29 --   Form of Executive Employment Agreement between EOTT Energy Corp.
               and Dana R. Gibbs (incorporated by reference to Exhibit 10.29 to
               Quarterly Report on Form 10-Q for the Period Ended March 31,
               1999)

    10.30 --   Amendment dated August 11, 1999 to the Amended and Restated
               Credit Agreement as of December 1, 1998 between EOTT Energy
               Operating Limited Partnership, as Borrower, and Enron Corp., as
               Lender (incorporated by reference to Exhibit 10.30 to Quarterly
               Report on Form 10-Q for the Period Ended June 30, 1999)

    10.31 --   Amendment dated August 11, 1999 to the Amended and Restated Term
               Credit Agreement as of December 1, 1998 between EOTT Energy
               Operating Limited Partnership, as Borrower, and Enron Corp., as
               Lender (incorporated by reference to Exhibit 10.31 to Quarterly
               Report on Form 10-Q for the Period Ended June 30, 1999)

*   21.1  --   Subsidiaries of the Registrant

*   23.1  --   Consent of Arthur Andersen LLP

*   24    --   Power of Attorney

*   27.1  --   Financial Data Schedule

-----------
*    Filed herewith.