Form 10-Q
period 2000-03-31
EOTT ENERGY PARTNERS LP
filed 2000-05-15
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                Delaware                                      76-0424520
----------------------------------------               -------------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

         1330 Post Oak Boulevard
               Suite 2700
             Houston, Texas                                      77056
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)

                                 (713) 993-5200
                       ----------------------------------
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No
                                              ---      ---


          Pursuant to Rule 12b-25, the registrant has omitted from this filing the balance sheet and certain information from Items 1 and 2.

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months Ended March 31, 2000 and 1999...........................3

         Notes to Condensed Consolidated Statements of Operations.............4


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................8


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..........13

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................14

ITEM 5.  Other Information...................................................14

ITEM 6.  Exhibits and Reports on Form 8-K....................................14

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   2000            1999
                                                                                -----------    -----------


Revenue......................................................................   $ 2,680,918    $ 1,433,157

Cost of Sales................................................................     2,625,010      1,380,361
                                                                                -----------    -----------

Gross Margin.................................................................        55,908         52,796

Expenses
   Operating expenses........................................................        37,050         36,183
   Depreciation and amortization.............................................         8,392          8,140
                                                                                -----------    -----------
     Total...................................................................        45,442         44,323
                                                                                -----------    -----------

Operating Income ............................................................        10,466          8,473

Other Income (Expense)
   Interest income...........................................................           178            175
   Interest and related charges..............................................        (7,649)        (6,502)
   Other, net................................................................          (880)           388
                                                                                -----------    -----------
     Total...................................................................        (8,351)        (5,939)
                                                                                -----------    -----------

Net Income Before Cumulative Effect of Accounting Change.....................         2,115          2,534

Cumulative Effect of Accounting Change.......................................           -            1,747
                                                                                -----------    -----------

Net Income...................................................................   $     2,115    $     4,281
                                                                                ===========     ==========

Basic Net Income Per Unit
   Common....................................................................   $     0.08     $      0.15
                                                                                ==========     ===========
   Subordinated..............................................................   $     0.08     $      0.22
                                                                                ==========     ===========

Diluted Net Income Per Unit..................................................   $     0.08     $      0.17
                                                                                ==========     ===========


Number of Units Outstanding for Diluted Computation..........................        27,476         23,976
                                                                                ===========    ===========

          The accompanying notes are an integral part of this condensed consolidated financial statement.

                           EOTT ENERGY PARTNERS, L.P.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

1.    BASIS OF PRESENTATION

      In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated statements of operations and related notes present the results of operations for the three months ended March 31, 2000 and 1999. For the three months ended March 31, 2000 and 1999, traditional net income (loss) and comprehensive income (loss) are the same.

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

      The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC.

     Pursuant to Rule 12b-25 the Partnership has omitted from this filing the balance sheet and certain related information and will file with the Securities and Exchange Commission a Form 12b-25 to submit the omitted information. The Partnership has been engaged in an extensive review and analysis of the implementation of its new computerized marketing and accounting system, and is investigating certain unresolved systems integration issues. The Partnership expects to file the omitted information on or prior to May 22, 2000, which is within the grace period permitted under Rule 12b-25.

     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

                           EOTT ENERGY PARTNERS, L.P.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

2.   EARNINGS PER UNIT

     Net income shown in the tables below excludes the approximate two percent interest of the General Partner. Earnings per unit are calculated as follows (in millions, except per unit amounts):

                                         THREE MONTHS ENDED MARCH 31,
                         --------------------------------------------------------------
                                     2000                             1999
                         -----------------------------     ----------------------------
                                     WTD                              WTD.
                           NET      AVERAGE      PER        NET      AVERAGE      PER
                         INCOME      UNITS       UNIT      INCOME     UNITS       UNIT
                         ------     -------     ------     ------    -------     ------
Basic(1)
  Common                 $ 1,394     18,476     $ 0.08     $2,229     14,976     $ 0.15
  Subordinated           $   679      9,000     $ 0.08     $1,946      9,000     $ 0.22
Diluted(2)               $ 2,073     27,476     $ 0.08     $4,175     23,976     $ 0.17



     (1) Net income, excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding, and Special Units are considered Common Units during the periods in which they were outstanding. Due to a negative capital account balance for the Common Unitholders during the second and third quarters of 1998, the loss allocated to the Common Unitholders attributable to these periods was reallocated to the remaining Unitholders based on their ownership percentage. The allocated loss was fully recouped by the Unitholders allocated the additional losses in the first quarter of 1999.

     (2) The diluted income (loss) per unit calculation assumes the conversion of Subordinated Units into Common Units. The disproportionate income
          (loss) allocation between the Unitholders has no effect on the diluted computation.


     EOTT issued 3,500,000 Common Units to the public on September 29, 1999.

     Per unit information related to the net income before cumulative effect of accounting change and cumulative effect of the change in accounting principle for the three months ended March 31, 1999 is as follows:

                                                     THREE MONTHS ENDED MARCH 31, 1999
                                                    ------------------------------------
                                                          BASIC
                                                    ------------------------
                                                    COMMON      SUBORDINATED     DILUTED
                                                    ------      ------------     -------
        Net Income Before Cumulative Effect
           of Accounting Change.................... $ 0.08         $ 0.15        $ 0.10
        Cumulative Effect of Accounting Change.....   0.07           0.07          0.07
                                                    ------         ------        ------
        Net Income................................. $ 0.15         $ 0.22        $ 0.17
                                                    ======         ======        ======


3.   LITIGATION AND OTHER CONTINGENCIES

     EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership is responsible for all litigation and other claims relating to the business acquired from EOTT Energy Corp., although the Partnership will be entitled to the benefit of certain insurance maintained by Enron covering occurrences prior to the closing of the offering. The Partnership

                           EOTT ENERGY PARTNERS, L.P.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed in "Part I, Item 3. Legal Proceedings" of EOTT's Annual Report filed on Form 10-K for the year ended December 31, 1999.

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


4.   NEW ACCOUNTING STANDARDS

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


5.   BUSINESS SEGMENT INFORMATION

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 2 included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. EOTT evaluates performance based on operating income (loss). EOTT accounts for intersegment revenue and transfers between North American Crude Oil - East of Rockies and West Coast Operations as if the sales or transfers were to third parties, that is, at current market prices. Intersegment revenues for Pipeline Operations are based on published pipeline tariffs.

                           EOTT ENERGY PARTNERS, L.P.
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)

                                          NORTH
                                         AMERICAN                        WEST        CORPORATE
                                         CRUDE OIL       PIPELINE        COAST          AND
                                          - EOR         OPERATIONS     OPERATIONS     OTHER(b)      CONSOLIDATED
                                        -----------     ----------     ----------    ----------     ------------
THREE MONTHS ENDED MARCH 31, 2000
Revenue from external customers         $ 2,475,524      $  9,789      $ 195,605      $   --        $ 2,680,918
Intersegment revenue (a)                       --          23,207           --         (23,207)            --
                                        -----------      --------      ---------      --------      -----------
   Total revenue                          2,475,524        32,996        195,605       (23,207)       2,680,918
                                        -----------      --------      ---------      --------      -----------
Gross margin                                 18,514        33,641          3,753          --             55,908
                                        -----------      --------      ---------      --------      -----------
Operating income (loss)                        (502)       17,533         (1,308)       (5,257)          10,466
Other expense                                  --            --             --          (8,351)          (8,351)
                                        -----------      --------      ---------      --------      -----------
Net income (loss)                              (502)       17,533         (1,308)      (13,608)           2,115
                                        -----------      --------      ---------      --------      -----------
Depreciation and amortization                 1,917         5,265            663           547            8,392
                                        -----------      --------      ---------      --------      -----------

----------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1999
Revenue from external customers         $ 1,315,247      $  3,142      $ 114,768      $   --        $ 1,433,157
Intersegment revenue (a)                     13,122        20,294          5,554       (38,970)            --
                                        -----------      --------      ---------      --------      -----------
   Total revenue                          1,328,369        23,436        120,322       (38,970)       1,433,157
                                        -----------      --------      ---------      --------      -----------
Gross margin                                 22,092        23,564          7,140          --             52,796
                                        -----------      --------      ---------      --------      -----------
Operating income (loss)                       1,569        10,761          2,385        (6,242)           8,473
Other expense                                  --            --             --          (5,939)          (5,939)
                                        -----------      --------      ---------      --------      -----------
Net income (loss) before cumulative
   effect of accounting change                1,569        10,761          2,385       (12,181)           2,534
                                        -----------      --------      ---------      --------      -----------
Depreciation and amortization                 2,397         4,806            494           443            8,140
                                        -----------      --------      ---------      --------      -----------

----------------------------------------------------------------------------------------------------------------

     (a) Intersegment revenue for North American Crude Oil - EOR and West Coast Operations is made at prices comparable to those received from external customers. Intersegment revenue for Pipeline Operations is transportation costs charged to North American Crude Oil - EOR for the transport of crude oil at published pipeline tariffs.

     (b)  Corporate and Other also includes intersegment eliminations.


6.   SUBSEQUENT EVENTS

     On April 18, 2000, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 for all Common Units for the period January 1, 2000 through March 31, 2000. The first quarter distribution of $9.0 million was paid on May 15, 2000 to the General Partner and all Common Unitholders of record as of April 28, 2000. The distribution was paid utilizing Available Cash from the Partnership.

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

OVERVIEW

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT is engaged in the purchasing, gathering, transporting, marketing, storage and resale of crude oil and other petroleum products and related activities. EOTT's principal business segments are North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations (see Note 5 to the Condensed Consolidated Statements of Operations for certain financial information by business segment).

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

Pipeline Operations

     Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. A majority of the pipeline revenues are generated by transporting crude oil at published pipeline tariffs for the North American Crude Oil - East of Rockies business segment. Approximately 70.3% of the revenues of the Pipeline Operations business segment for the three months ended March 31, 2000, were generated from tariffs charged to the North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of the pipeline operations and are addressed in the following discussion of pipeline operations.


     The following review of the results of operations should be read in conjunction with the Condensed Consolidated Statements of Operations and Notes thereto. Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated partnerships.

RESULTS OF OPERATIONS

     EOTT reported net income of $2.1 million or $0.08 per diluted Unit for the first quarter of 2000 compared to net income before the cumulative effect of an accounting change of $2.5 million or $0.10 per diluted Unit for the first quarter of 1999. Excluding the impact of mark-to-market accounting for certain energy contracts, net income for the first quarter of 2000 was $3.9 million or $0.14 per diluted Unit, compared to net income of $0.4 million, or $0.02 per diluted Unit in the same period last year. In the first quarter of 1999, EOTT adopted conclusions reached by the Emerging Issues Task Force in Issue No. 98-10 ("Issue 98-10"), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The adoption of Issue 98-10 in the first quarter of 1999 included a $1.7 million cumulative effect as of January 1, 1999, approximately $2.1 million of net unrealized mark-to-market gains in the first quarter of 1999 and approximately $1.8 million of net unrealized mark-to-market losses for the three months ended

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


March 31, 2000. The first quarter 2000 results reflect an increase in operating income from the Pipeline Operations associated with the acquisition of assets from Texas-New Mexico Pipeline Company, partially offset by reduced margins in West Coast Operations and increased operating and interest costs.


     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                   2000         1999
                                                                                ---------     ---------

Revenues:
   North American Crude Oil - East of Rockies................................   $ 2,475.5     $ 1,328.4
   Pipeline Operations.......................................................        33.0          23.5
   West Coast Operations.....................................................       195.6         120.3
   Corporate and Other.......................................................          -            -
   Intersegment eliminations.................................................       (23.2)        (39.0)
                                                                                ---------     ---------
     Total...................................................................   $ 2,680.9     $ 1,433.2
                                                                                =========     =========

Gross margin:
   North American Crude Oil - East of Rockies  (1)...........................   $    18.5     $    22.1
   Pipeline Operations.......................................................        33.6          23.6
   West Coast Operations.....................................................         3.8           7.1
   Corporate and Other.......................................................          -            -
                                                                                ----------    ---------
     Total...................................................................   $    55.9     $    52.8
                                                                                =========     =========

Operating income (loss):
   North American Crude Oil - East of Rockies  (1)...........................   $    (0.5)    $     1.6
   Pipeline Operations.......................................................        17.5          10.8
   West Coast Operations.....................................................        (1.3)          2.3
   Corporate and Other.......................................................        (5.2)         (6.2)
                                                                                ---------     ---------
     Total...................................................................   $    10.5     $     8.5
                                                                                =========     =========


     (1) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs. Intersegment transportation costs from the Pipeline Operations were $23.2 million and $20.3 million for the three months ended March 31, 2000 and 1999 respectively.




THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999.

     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had an operating loss of $0.5 million for the first quarter of 2000, compared to operating income of $1.6 million for the same period in 1999. Excluding the impact of mark-to-market accounting for certain energy contracts, the North American Crude Oil - East of Rockies segment had operating income of $1.3 million in the first quarter of 2000 compared to operating income of $0.3 million for the same period in 1999. As a result of the acquisition of assets from Koch, the North American Crude Oil - East of Rockies segment is incurring increased transportation costs from the Pipeline Operations segment due to the significant increase in the volume of crude oil transported at higher published tariff rates as well as incurring additional operating costs associated with the asset acquisitions. Gross margin decreased $3.6 million to $18.5 million in the first quarter of 2000 due primarily to increased transportation costs or tariffs paid to the Pipeline Operations segment and

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


$1.8 million of unrealized mark-to-market losses being recorded in the first quarter for certain energy contracts. Crude oil lease volumes decreased from an average of 413,600 barrels per day for the three months ended March 31, 1999 to an average of 412,900 barrels per day for the three months ended March 31, 2000. Operating expenses of $19.0 million for the first quarter 2000 were $1.5 million lower than in the first quarter of 1999 due primarily to lower employee related costs partially offset by higher operating costs.

     Pipeline Operations: Pipeline Operations had operating income of $17.5 million for the first quarter 2000 compared to operating income of $10.8 million for the same period in 1999. Revenues for the first quarter of 2000 increased $9.5 million to $33.0 million in the first quarter of 2000 due primarily to increased activity related to the acquisition of pipelines from Texas-New Mexico Pipeline Company in May 1999. Approximately $23.2 million and $20.3 million of revenues for the three months ended March 31, 2000 and 1999, respectively, were generated from tariffs charged to the North American Crude Oil - East of Rockies segment. Pipeline volumes averaged 596,400 barrels per day for the three months ended March 31, 2000 compared to 382,400 barrels per day for the three months ended March 31, 1999. Operating expenses of $16.1 million for the first quarter of 2000 were $3.3 million higher than in the first quarter of 1999 due to higher employee related costs, operating costs and depreciation associated with the acquisition of assets from Texas-New Mexico Pipeline Company.

     West Coast Operations: West Coast Operations had an operating loss of $1.3 million for the first quarter 2000, compared to operating income of $2.3 million for the same period in 1999 primarily due to lower margins associated with the crude oil blending operations. Operating expenses of $5.1 million for the first quarter of 2000 were $0.3 million higher than in the first quarter of 1999 due to higher operating costs partially offset by lower employee related costs.

     Corporate and Other: Corporate and Other costs were $5.2 million for the first quarter 2000 compared to $6.2 million in the first quarter 1999. The decrease is due primarily to lower system operating costs and insurance costs in 2000. Interest and related charges in the first quarter 2000 were $7.6 million compared to $6.5 million for the same period in 1999. The increase is due primarily to higher interest rates on borrowings for the financing of the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company. Other income (expense), net, consisting primarily of discount fees on sale of receivables, gains (losses) on transactions denominated in foreign currency and gains (losses) on sales of fixed assets, decreased $1.3 million in the first quarter 2000 compared to the same period in 1999 primarily due to discount fees on sale of receivables.


LIQUIDITY AND CAPITAL RESOURCES

General

     Management anticipates that short-term liquidity as well as sustaining capital expenditures for the foreseeable future will be funded primarily by cash generated from operations in addition to lines of credit provided by Enron and commodity repurchase agreements.


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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in EOTT's Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the interim condensed consolidated statements of operations and accompanying notes presented in Item 1 of this Form 10-Q.

     There are no material changes in market risks faced by the Company from those reported in EOTT's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

                           EOTT ENERGY PARTNERS, L.P.

ITEM 1. Legal Proceedings

     See Part I. Item 1, Note 3 to the Condensed Consolidated Statements of Operations entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

ITEM 5. Other Information

     Pursuant to Rule 12b-25 the Partnership has omitted from this filing the balance sheet and certain related information and will file with the Securities and Exchange Commission a Form 12b-25 to submit the omitted information. The Partnership has been engaged in an extensive review and analysis of the implementation of its new computerized marketing and accounting system, and is investigating certain unresolved systems integration issues. The Partnership expects to file the omitted information on or prior to May 22, 2000, which is within the grace period permitted under Rule 12b-25.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 27       Financial Data Schedule


(b)  Reports on Form 8-K.


     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           EOTT ENERGY PARTNERS, L.P.
                                           (A Delaware Limited Partnership)

Date:  May 15, 2000                        By:   EOTT ENERGY CORP. as
                                                 General Partner



                                           /s/ LORI L. MADDOX
                                           -------------------------------------
                                           Lori L. Maddox
                                           Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX



     EXHIBITS
      NUMBER                      DESCRIPTION
     --------                     -----------

     Exhibit 27               Financial Data Schedule