Form 10-Q/A
period 2000-03-31
EOTT ENERGY PARTNERS LP
filed 2000-06-19
CIK 917464

                                        The following items were the subject of
                                        a Form 12b-25 and are included herein:
                                        the balance sheet and certain related
                                        information.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q / A


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

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended March 31, 2000 and 1999.........................................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      March 31, 2000 and December 31, 1999...............................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Three Months Ended March 31, 2000 and 1999.........................................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Three Months Ended March 31, 2000..................................................................6

   Notes to Condensed Consolidated Financial Statements..................................................7


ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................................11


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................17

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................................................18

ITEM 6.  Exhibits and Reports on Form 8-K...............................................................18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)



                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ---------------------------
                                                                                        2000            1999
                                                                                     -----------     -----------
Revenue ........................................................................     $ 2,681,696     $ 1,433,157

Cost of Sales ..................................................................       2,625,232       1,380,361
                                                                                     -----------     -----------

Gross Margin ...................................................................          56,464          52,796

Expenses
   Operating expenses ..........................................................          37,500          36,183
   Depreciation and amortization ...............................................           8,392           8,140
                                                                                     -----------     -----------
     Total .....................................................................          45,892          44,323
                                                                                     -----------     -----------

Operating Income ...............................................................          10,572           8,473

Other Income (Expense)
   Interest income .............................................................             178             175
   Interest and related charges ................................................          (7,649)         (6,502)
   Other, net ..................................................................            (880)            388
                                                                                     -----------     -----------
     Total .....................................................................          (8,351)         (5,939)
                                                                                     -----------     -----------

Net Income Before Cumulative Effect of Accounting Change .......................           2,221           2,534

Cumulative Effect of Accounting Change .........................................              --           1,747
                                                                                     -----------     -----------


Net Income .....................................................................     $     2,221     $     4,281
                                                                                     ===========     ===========


Basic Net Income Per Unit
   Common ......................................................................     $      0.08     $      0.15
                                                                                     ===========     ===========
   Subordinated ................................................................     $      0.08     $      0.22
                                                                                     ===========     ===========

Diluted Net Income Per Unit ....................................................     $      0.08     $      0.17
                                                                                     ===========     ===========


Number of Units Outstanding for Diluted Computation ............................          27,476          23,976
                                                                                     ===========     ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                            MARCH 31,     DECEMBER 31,
                                                                                              2000            1999
                                                                                           ----------     ------------
                                 ASSETS
Current Assets
    Cash and cash equivalents ........................................................     $    4,773      $   17,525
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,732 and $1,732 respectively ....................................        905,668         966,422
    Inventories ......................................................................         71,289         120,306
    Other ............................................................................         28,568          29,191
                                                                                           ----------      ----------
       Total current assets ..........................................................      1,010,298       1,133,444
                                                                                           ----------      ----------

Property, Plant & Equipment, at cost .................................................        546,753         544,723
    Less: Accumulated depreciation ...................................................        148,098         140,228
                                                                                           ----------      ----------
       Net property, plant & equipment ...............................................        398,655         404,495
                                                                                           ----------      ----------

Other Assets, net of amortization ....................................................         17,663          20,722
                                                                                           ----------      ----------

Total Assets .........................................................................     $1,426,616      $1,558,661
                                                                                           ==========      ==========

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable ...........................................................     $  985,110      $1,103,187
    Accrued taxes payable ............................................................         10,268          11,947
    Short-term borrowings - affiliate ................................................         12,700              --
    Repurchase agreements ............................................................         53,252          74,055
    Other ............................................................................          7,201           8,333
                                                                                           ----------      ----------
       Total current liabilities .....................................................      1,068,531       1,197,522
                                                                                           ----------      ----------

Long-Term Liabilities
    11% Senior notes .................................................................        235,000         235,000
    Other ............................................................................            315           3,475
                                                                                           ----------      ----------
       Total long-term liabilities ...................................................        235,315         238,475
                                                                                           ----------      ----------

Commitments and Contingencies (Note 3)

Additional Partnership Interests .....................................................          9,318           2,547
                                                                                           ----------      ----------

Partners' Capital
    Common Unitholders ...............................................................         66,258          73,570
    Subordinated Unitholders .........................................................         39,568          38,855
    General Partner ..................................................................          7,626           7,692
                                                                                           ----------      ----------
       Total Partners' Capital .......................................................        113,452         120,117
                                                                                           ----------      ----------

Total Liabilities and Partners' Capital ..............................................     $1,426,616      $1,558,661
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     ------------------------
                                                                                       2000           1999
                                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income (loss) to net cash
       provided by (used in) operating activities -
    Net income .................................................................     $   2,221      $   4,281
    Depreciation ...............................................................         8,128          7,600
    Amortization of intangible assets ..........................................           264            540
    Gains on disposal of assets ................................................          (211)          (166)
    Changes in components of working capital -
       Receivables .............................................................        60,754       (138,591)
       Inventories .............................................................        49,017         30,574
       Other current assets ....................................................           623        (30,022)
       Trade accounts payable ..................................................      (118,077)        96,994
       Accrued taxes payable ...................................................        (1,679)         1,219
       Other current liabilities ...............................................        (1,132)         3,436
    Other assets and liabilities ...............................................           434          6,121
                                                                                     ---------      ---------
Net Cash Provided By (Used In) Operating Activities ............................           342        (18,014)
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment ........................           181            268
    Additions to property, plant and equipment .................................        (3,057)        (5,588)
                                                                                     ---------      ---------
Net Cash Used In Investing Activities ..........................................        (2,876)        (5,320)
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in short-term borrowings - affiliate ..............................        12,700         23,903
    Increase (decrease) in repurchase agreements ...............................       (20,803)         7,002
    Distributions to Unitholders ...............................................        (8,886)        (6,935)
    Issuance of Additional Partnership Interests ...............................         6,771             --
    Other, net .................................................................            --           (168)
                                                                                     ---------      ---------
Net Cash Provided By (Used In) Financing Activities ............................       (10,218)        23,802
                                                                                     ---------      ---------

Increase (Decrease) In Cash and Cash Equivalents ...............................       (12,752)           468

Cash and Cash Equivalents, Beginning of Period .................................        17,525          3,033
                                                                                     ---------      ---------

Cash and Cash Equivalents, End of Period .......................................     $   4,773      $   3,501
                                                                                     =========      =========

Supplemental Cash Flow Information:
    Interest paid ..............................................................     $     986      $   6,408
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

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                             COMMON        SUBORDINATED         GENERAL
                                                           UNITHOLDERS      UNITHOLDERS         PARTNER
                                                          -------------    -------------     -------------
Partners' Capital at December 31, 1999.................   $      73,570    $      38,855     $       7,692

Net income.............................................           1,464              713                44

Cash distributions.....................................          (8,776)             -                (110)
                                                          -------------    -------------     -------------
Partners' Capital at March 31, 2000....................   $      66,258    $      39,568     $       7,626
                                                          =============    =============     =============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION


     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of March 31, 2000 and December 31, 1999 for the Partnership, the results of operations and cash flows for the three months ended March 31, 2000 and 1999, and changes in partners' capital for the three months ended March 31, 2000. For the three months ended March 31, 2000 and 1999, traditional net income (loss) and comprehensive income (loss) are the same.


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


     During the first quarter of 2000, the Partnership identified certain unresolved systems integration issues relating to its new computerized marketing and accounting system, originally evidenced by unexplained variances in financial results reported by the system. The Partnership immediately commenced an extensive review and analysis of the implementation of the new system, as well as the processes and controls surrounding the system. The Partnership was unable to complete its review and analysis in order to prepare its financial statements for the first quarter of 2000 on a timely basis.



     As a result of these efforts, the Partnership has identified and quantified the impacts of the systems integration issues relating to its new computerized marketing and accounting system and has recorded appropriate financial statement adjustments. The aggregate effect of the adjustments increased net income by $0.1 million for the first quarter of 2000 from the initial amount reported in May 2000. The Partnership is implementing additional control processes and procedures that it believes will be sufficient to permit the preparation of timely and accurate financial information in the future, including additional preventative and monitoring controls to ensure the integrity and reliability of financial information generated by the system as well as additional system training for users.


     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   EARNINGS PER UNIT

     Net income shown in the tables below excludes the approximate two percent interest of the General Partner. Earnings per unit are calculated as follows (in millions, except per unit amounts):



                                                   THREE MONTHS ENDED MARCH 31,
                           ---------------------------------------------------------------------------------
                                            2000                                        1999
                           -------------------------------------       -------------------------------------
                                            Wtd.                                         Wtd.
                               Net        Average         Per              Net         Average        Per
                             Income        Units          Unit            Income        Units         Unit
                           ----------    ----------    ---------       ----------    ----------    ---------
     Basic (1)
       Common              $    1,464        18,476    $    0.08       $    2,229        14,976    $    0.15
       Subordinated        $      713         9,000    $    0.08       $    1,946         9,000    $    0.22
     Diluted (2)           $    2,177        27,476    $    0.08       $    4,175        23,976    $    0.17



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


     EOTT issued 3,500,000 Common Units to the public on September 29, 1999.

     Per unit information related to the net income before cumulative effect of accounting change and cumulative effect of the change in accounting principle for the three months ended March 31, 1999 is as follows:


                                                                     THREE MONTHS ENDED MARCH 31, 1999
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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


4.   NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The standard cannot be applied retroactively, but early adoption is permitted. EOTT has not yet determined the impact of adopting SFAS No. 133; however, this standard could increase volatility in earnings and partners' capital, through other comprehensive income.


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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)



                                                               NORTH
                                                             AMERICAN                       WEST        CORPORATE
                                                             CRUDE OIL       PIPELINE       COAST          AND
                                                               - EOR        OPERATIONS    OPERATIONS    OTHER  (b)     CONSOLIDATED
                                                            -----------     ----------    ----------    ----------     ------------
THREE MONTHS ENDED MARCH 31, 2000
Revenue from external customers .......................     $ 2,476,302      $  9,789     $ 195,605      $     --      $ 2,681,696
Intersegment revenue (a) ..............................              --        23,207            --       (23,207)              --
                                                            -----------      --------     ---------      --------      -----------
   Total revenue ......................................       2,476,302        32,996       195,605       (23,207)       2,681,696
                                                            -----------      --------     ---------      --------      -----------
Gross margin ..........................................          19,070        33,641         3,753            --           56,464
                                                            -----------      --------     ---------      --------      -----------
Operating income (loss) ...............................            (337)       17,404        (1,371)       (5,124)          10,572
Other expense .........................................              --            --            --        (8,351)          (8,351)
                                                            -----------      --------     ---------      --------      -----------
Net income (loss) .....................................            (337)       17,404        (1,371)      (13,475)           2,221
                                                            -----------      --------     ---------      --------      -----------
Depreciation and amortization .........................           1,917         5,265           663           547            8,392
                                                            -----------      --------     ---------      --------      -----------

------------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1999
Revenue from external customers .......................     $ 1,315,247      $  3,142     $ 114,768      $     --      $ 1,433,157
Intersegment revenue (a) ..............................          13,122        20,294         5,554       (38,970)              --
                                                            -----------      --------     ---------      --------      -----------
   Total revenue ......................................       1,328,369        23,436       120,322       (38,970)       1,433,157
                                                            -----------      --------     ---------      --------      -----------
Gross margin ..........................................          22,092        23,564         7,140            --           52,796
                                                            -----------      --------     ---------      --------      -----------
Operating income (loss) ...............................           1,569        10,761         2,385        (6,242)           8,473
Other expense .........................................              --            --            --        (5,939)          (5,939)
                                                            -----------      --------     ---------      --------      -----------
Net income (loss) before cumulative
   effect of accounting change ........................           1,569        10,761         2,385       (12,181)           2,534
                                                            -----------      --------     ---------      --------      -----------
Depreciation and amortization .........................           2,397         4,806           494           443            8,140
                                                            -----------      --------     ---------      --------      -----------

------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS AT MARCH 31, 2000 ........................     $   984,696      $306,334     $  99,193      $ 36,393      $ 1,426,616
                                                            -----------      --------     ---------      --------      -----------
TOTAL ASSETS AT DECEMBER 31, 1999 .....................       1,084,613       306,321       129,461        38,266        1,558,661
                                                            -----------      --------     ---------      --------      -----------

------------------------------------------------------------------------------------------------------------------------------------


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

OVERVIEW

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT is engaged in the purchasing, gathering, transporting, marketing, storage and resale of crude oil and other petroleum products and related activities. EOTT's principal business segments are North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations (see Note 5 to the Condensed Consolidated Financial Statements for certain financial information by business segment).

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

RESULTS OF OPERATIONS


     EOTT reported net income of $2.2 million or $0.08 per diluted Unit for the first quarter of 2000 compared to net income before the cumulative effect of an accounting change of $2.5 million or $0.10 per diluted Unit for the first quarter of 1999. Excluding the impact of mark-to-market accounting for certain energy contracts, net income for the first quarter of 2000 was $4.0 million or $0.14 per diluted Unit, compared to net income of $0.4 million, or $0.02 per diluted Unit in the same period last year. In the first quarter of 1999, EOTT adopted conclusions reached by the Emerging Issues Task Force in Issue No. 98-10 ("Issue 98-10"), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The adoption of Issue 98-10 in the first quarter of 1999 included a $1.7 million cumulative effect as of January 1, 1999, approximately $2.1 million of net unrealized mark-to-market gains in the first quarter of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.



1999 and approximately $1.8 million of net unrealized mark-to-market losses for the three months ended March 31, 2000. The first quarter 2000 results reflect an increase in operating income from the Pipeline Operations associated with the acquisition of assets from Texas-New Mexico Pipeline Company, partially offset by reduced margins in West Coast Operations and increased operating and interest costs.


     Selected financial data for EOTT's business segments are summarized below, in millions:



                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   2000          1999
                                                                                ----------    ----------
Revenues:
   North American Crude Oil - East of Rockies .............................     $  2,476.3    $  1,328.4
   Pipeline Operations ....................................................           33.0          23.5
   West Coast Operations ..................................................          195.6         120.3
   Corporate and Other ....................................................           --            --
   Intersegment eliminations ..............................................          (23.2)        (39.0)
                                                                                ----------    ----------
     Total ................................................................     $  2,681.7    $  1,433.2
                                                                                ==========    ==========

Gross margin:
   North American Crude Oil - East of Rockies  (1) ........................     $     19.1    $     22.1
   Pipeline Operations ....................................................           33.6          23.6
   West Coast Operations ..................................................            3.8           7.1
   Corporate and Other ....................................................           --            --
                                                                                ----------    ----------
     Total ................................................................     $     56.5    $     52.8
                                                                                ==========    ==========

Operating income (loss):
   North American Crude Oil - East of Rockies  (1) ........................     $     (0.3)   $      1.6
   Pipeline Operations ....................................................           17.4          10.8
   West Coast Operations ..................................................           (1.3)          2.3
   Corporate and Other ....................................................           (5.2)         (6.2)
                                                                                ----------    ----------
     Total ................................................................     $     10.6    $      8.5
                                                                                ==========    ==========



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


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999.


     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had an operating loss of $0.3 million for the first quarter of 2000, compared to operating income of $1.6 million for the same period in 1999. Excluding the impact of mark-to-market accounting for certain energy contracts, the North American Crude Oil - East of Rockies segment had operating income of $1.5 million in the first quarter of 2000 compared to operating income of $0.3 million for the same period in 1999. As a result of the acquisition of assets from Koch, the North American Crude Oil - East of Rockies segment is incurring increased transportation costs from the Pipeline Operations segment due to the significant increase in the volume of crude oil transported at higher published tariff rates as well as incurring additional operating costs associated with the asset acquisitions. Gross margin decreased $3.0 million to $19.1 million in the first quarter

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.



of 2000 due primarily to increased transportation costs or tariffs paid to the Pipeline Operations segment and $1.8 million of unrealized mark-to-market losses being recorded in the first quarter for certain energy contracts. Crude oil lease volumes decreased from an average of 413,600 barrels per day for the three months ended March 31, 1999 to an average of 412,900 barrels per day for the three months ended March 31, 2000. Operating expenses of $19.4 million for the first quarter 2000 were $1.1 million lower than in the first quarter of 1999 due primarily to lower employee related costs partially offset by higher operating costs.



     Pipeline Operations: Pipeline Operations had operating income of $17.4 million for the first quarter 2000 compared to operating income of $10.8 million for the same period in 1999. Revenues for the first quarter of 2000 increased $9.5 million to $33.0 million in the first quarter of 2000 due primarily to increased activity related to the acquisition of pipelines from Texas-New Mexico Pipeline Company in May 1999. Approximately $23.2 million and $20.3 million of revenues for the three months ended March 31, 2000 and 1999, respectively, were generated from tariffs charged to the North American Crude Oil - East of Rockies segment. Pipeline volumes averaged 596,400 barrels per day for the three months ended March 31, 2000 compared to 382,400 barrels per day for the three months ended March 31, 1999. Operating expenses of $16.2 million for the first quarter of 2000 were $3.4 million higher than in the first quarter of 1999 due to higher employee related costs, operating costs and depreciation associated with the acquisition of assets from Texas-New Mexico Pipeline Company.


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


Cash Flows From Operating Activities


     Net cash provided by operating activities totaled $0.3 million for the first three months of 2000 compared to net cash used in operating activities of $18.0 million for the same period in 1999 primarily due to reduced cash requirements related to NYMEX hedging activities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.



Cash Flows From Investing Activities

     Net cash used in investing activities totaled $2.9 million for the first three months of 2000 compared to $5.3 million for the same period in 1999. Cash additions to property, plant, and equipment of $3.1 million in 2000 primarily include $1.3 million for information systems hardware and software and $0.9 million for pipeline, storage tank and related facility improvements. Proceeds from asset sales were $0.2 million in the first three months of 2000 compared to $0.3 million in the first three months of 1999.

Cash Flows From Financing Activities

     Net cash used in financing activities totaled $10.2 million for the first three months of 2000 compared to net cash provided of $23.8 million for the same period in 1999. The 2000 amount primarily represents a reduction of repurchase agreements outstanding and distributions paid to all Common Unitholders for the period October 1, 1999 through December 31, 1999, partially offset by increased short-term borrowings from Enron.



OTHER MATTERS


     During the first quarter of 2000, the Partnership identified certain unresolved systems integration issues relating to its new computerized marketing and accounting system, originally evidenced by unexplained variances in financial results reported by the system. The Partnership immediately commenced an extensive review and analysis of the implementation of the new system, as well as the processes and controls surrounding the system. The Partnership was unable to complete its review and analysis in order to prepare its financial statements for the first quarter of 2000 on a timely basis.

     As a result of these efforts, the Partnership has identified and quantified the impacts of the systems integration issues relating to its new computerized marketing and accounting system and has recorded appropriate financial statement adjustments. The aggregate effect of the adjustments increased net income by $0.1 million for the first quarter of 2000 from the initial amount reported in May 2000. The Partnership is implementing additional control processes and procedures that it believes will be sufficient to permit the preparation of timely and accurate financial information in the future, including additional preventative and monitoring controls to ensure the integrity and reliability of financial information generated by the system as well as additional system training for users.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


OUTLOOK


     EOTT will continue to pursue attractive acquisition or business combination opportunities to increase the scale of its business, add cash flow, and reduce earnings variability. Acquisitions that result in increased lease purchase volumes should help to enhance EOTT's gathering and marketing opportunities. EOTT's management is committed to continually improving internal business processes in all operational, marketing, and administrative areas and thereby achieve improvements in productivity.

     Results from operations in the first quarter of 2000 for the North American Crude Oil - East of Rockies business continued to be favorable as compared to the fourth quarter of 1999. Market conditions for the second quarter of 2000 continue to be favorable but are not as strong as the first quarter of 2000. In addition, gross margins in the first quarter of 2000 for the West Coast Operations were down as a result of increasing competitive conditions. These competitive conditions have continued into the second quarter of 2000 and will continue to put pressure on gross margins for the West Coast Operations.

     Historically, the crude oil gathering and marketing business has been very competitive with thin and variable profit margins. Market conditions and the amount of crude oil produced cannot be projected with certainty. The Partnership intends to continue to pay MQDs to all its Common Unitholders and paid first quarter distributions to all its Common Unitholders on May 15, 2000 without any distribution support from Enron; however, due to the changing market conditions which affects operating results, it is possible that distribution support from Enron may be needed to pay MQDs in the future. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs and has increased its cash distribution support to $29 million ($19.7 million of which remains available) and extended it through the fourth quarter 2001, which should further assure Common Unitholders of continued reliable distributions.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                           EOTT ENERGY PARTNERS, L.P.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in EOTT's Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q/A.


     There are no material changes in market risks faced by the Company from those reported in EOTT's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

                           EOTT ENERGY PARTNERS, L.P.



ITEM 1. Legal Proceedings

     See Part I. Item 1, Note 3 to the Condensed Consolidated Financial Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.


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



                                           EOTT ENERGY PARTNERS, L.P.
                                           (A Delaware Limited Partnership)

Date:  June 19, 2000                       By:  EOTT ENERGY CORP. as
                                                General Partner


                                                /s/ LORI L. MADDOX
                                           ---------------------------------
                                           Lori L. Maddox
                                           Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule