Form 10-Q
period 2000-06-30
EOTT ENERGY PARTNERS LP
filed 2000-08-14
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

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

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                                    Page
                                                                                                    ----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended June 30, 2000 and 1999 and Six Months
      Ended June 30, 2000 and 1999.......................................................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      June 30, 2000 and December 31, 1999................................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Six Months Ended June 30, 2000 and 1999............................................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Six Months Ended June 30, 2000.....................................................................6

   Notes to Condensed Consolidated Financial Statements..................................................7


ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................................12


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................19

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................................................20

ITEM 6.  Exhibits and Reports on Form 8-K...............................................................20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ---------------------------
                                                          2000           1999           2000            1999
                                                     -------------   -------------  -------------  -------------

Revenue............................................  $   2,514,934   $   2,259,303  $   5,196,630   $  3,692,460

Cost of Sales......................................      2,452,335       2,203,606      5,077,567      3,583,967
                                                     -------------   -------------  -------------    -----------

Gross Margin.......................................         62,599          55,697        119,063        108,493

Expenses
   Operating expenses..............................         41,167          38,632         78,667         74,815
   Depreciation and amortization...................          8,467           8,350         16,859         16,490
                                                     -------------   -------------  -------------    -----------
     Total.........................................         49,634          46,982         95,526         91,305
                                                     -------------   -------------  -------------    -----------

Operating Income...................................         12,965           8,715         23,537         17,188

Other Income (Expense)
   Interest income.................................            444             145            622            320
   Interest and related charges....................         (7,693)         (7,318)       (15,342)       (13,820)
   Other, net......................................           (828)            640         (1,708)         1,028
                                                     --------------  -------------  --------------   -----------
     Total.........................................         (8,077)         (6,533)       (16,428)       (12,472)
                                                     --------------  -------------  --------------   -----------

Net Income Before Cumulative
   Effect of Accounting Change.....................          4,888           2,182          7,109          4,716

Cumulative Effect of Accounting Change.............            -               -              -            1,747
                                                     -------------   -------------  -------------    -----------

Net Income.........................................  $       4,888   $       2,182  $       7,109    $     6,463
                                                     =============   =============  =============    ===========


Basic Net Income Per Unit
   Common..........................................  $        0.17   $       0.09   $        0.25    $      0.24
                                                     =============   ============   =============    ===========
   Subordinated....................................  $        0.17   $       0.09   $        0.25    $      0.31
                                                     =============   ============   =============    ===========

Diluted Net Income Per Unit........................  $        0.17   $       0.09   $        0.25    $      0.26
                                                     =============   ============   =============    ===========

Number of Units Outstanding
   for Diluted Computation ........................         27,476          23,976         27,476         23,976
                                                     =============   =============  =============    ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2000           1999
                                                                                     -------------  ---------------
                                 ASSETS
Current Assets
    Cash and cash equivalents.......................................................  $       8,786  $       17,525
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,732 and $1,732 respectively...................................        909,184         966,422
    Inventories.....................................................................         83,615         120,306
    Other ..........................................................................         16,812          29,191
                                                                                      -------------  --------------
       Total current assets.........................................................      1,018,397       1,133,444
                                                                                      -------------  --------------

Property, Plant & Equipment, at cost................................................        547,474         544,723
    Less: Accumulated depreciation..................................................        154,012         140,228
                                                                                      -------------  --------------
       Net property, plant & equipment..............................................        393,462         404,495
                                                                                      -------------  --------------

Other Assets, net of amortization...................................................         17,045          20,722
                                                                                      -------------  --------------

Total Assets........................................................................  $   1,428,904  $    1,558,661
                                                                                      =============  ==============

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable .........................................................  $   1,006,756  $    1,103,187
    Accrued taxes payable...........................................................         11,373          11,947
    Repurchase agreements...........................................................         52,704          74,055
    Other...........................................................................          4,236           8,333
                                                                                      -------------  --------------
       Total current liabilities....................................................      1,075,069       1,197,522
                                                                                      -------------  --------------

Long-Term Liabilities
    11% Senior notes................................................................        235,000         235,000
    Other...........................................................................            132           3,475
                                                                                      -------------  --------------
       Total long-term liabilities..................................................        235,132         238,475
                                                                                      -------------  --------------

Commitments and Contingencies (Note 3)

Additional Partnership Interests....................................................          9,318           2,547
                                                                                      -------------  --------------

Partners' Capital
    Common Unitholders..............................................................         60,702          73,570
    Subordinated Unitholders........................................................         41,137          38,855
    General Partner.................................................................          7,546           7,692
                                                                                      -------------  --------------
       Total Partners' Capital......................................................        109,385         120,117
                                                                                      -------------  --------------

Total Liabilities and Partners' Capital.............................................  $   1,428,904  $    1,558,661
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                           2000           1999
                                                                                      -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income to net cash
       provided by operating activities -
    Net income......................................................................  $       7,109  $        6,463
    Depreciation....................................................................         16,331          15,456
    Amortization of intangible assets...............................................            528           1,034
    Gains on disposal of assets.....................................................           (207)           (436)
    Changes in components of working capital -
       Receivables..................................................................         57,238        (246,489)
       Inventories..................................................................         36,691          34,965
       Other current assets.........................................................         12,379         (32,509)
       Trade accounts payable.......................................................        (96,431)        243,520
       Accrued taxes payable........................................................           (574)          3,569
       Other current liabilities....................................................         (4,097)            527
    Other assets and liabilities....................................................            718              52
                                                                                      -------------  --------------
Net Cash Provided By Operating Activities...........................................         29,685          26,152
                                                                                      -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment.............................            527             548
    Acquisitions....................................................................            -           (33,000)
    Additions to property, plant and equipment......................................         (6,559)        (10,064)
    Other, net......................................................................             29             -
                                                                                      -------------  ------------
Net Cash Used In Investing Activities...............................................         (6,003)        (42,516)
                                                                                      -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in short-term borrowings - affiliate...................................            -            21,903
    Increase (decrease) in repurchase agreements....................................        (21,351)          6,982
    Distributions to Unitholders....................................................        (17,841)        (14,168)
    Issuance of Additional Partnership Interests....................................          6,771           2,547
    Other, net......................................................................            -              (281)
                                                                                      -------------  --------------
Net Cash Provided By (Used In) Financing Activities.................................        (32,421)         16,983
                                                                                      -------------  --------------

Increase (Decrease) In Cash and Cash Equivalents....................................         (8,739)            619

Cash and Cash Equivalents, Beginning of Period......................................         17,525           3,033
                                                                                      -------------  --------------

Cash and Cash Equivalents, End of Period............................................  $       8,786  $        3,652
                                                                                      =============  ==============


Supplemental Cash Flow Information:
    Interest paid ..................................................................  $      14,977  $       13,464
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

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                             COMMON         SUBORDINATED       GENERAL
                                                           UNITHOLDERS       UNITHOLDERS       PARTNER
                                                           -----------     --------------    -------------
Partners' Capital at December 31, 1999.................   $      73,570    $      38,855     $       7,692

Net income.............................................           4,685            2,282               142

Cash distributions.....................................         (17,553)           -                  (288)
                                                          -------------    -------------     -------------

Partners' Capital at June 30, 2000.....................   $      60,702    $      41,137     $       7,546
                                                          =============    =============     =============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of June 30, 2000 and December 31, 1999 for the Partnership, the results of operations for the three and six months ended June 30, 2000 and 1999, cash flows for the six months ended June 30, 2000 and 1999, and changes in partners' capital for the six months ended June 30, 2000. For the three and six months ended June 30, 2000 and 1999, traditional net income (loss) and comprehensive income (loss) are the same.

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

     During the first quarter of 2000, the Partnership identified certain systems integration issues relating to its new computerized marketing and accounting system and the Partnership immediately commenced an extensive review and analysis of the implementation of the new system. As a result of these efforts, the Partnership identified and quantified the impacts of the systems integration issues relating to its new computerized marketing and accounting system and recorded appropriate financial statement adjustments in the first quarter of 2000. The Partnership has implemented and continues to implement additional control processes and procedures that it believes are sufficient to permit the preparation of timely and accurate financial information, including additional preventative and monitoring controls to ensure the integrity and reliability of financial information generated by the system as well as additional system training for users.

     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   EARNINGS PER UNIT

     Net income shown in the tables below excludes the approximate two percent interest of the General Partner. Earnings per unit are calculated as follows (in thousands, except per unit amounts):

                                                    THREE MONTHS ENDED JUNE 30,
                           -----------------------------------------------------------------------------------

                                           2000                                         1999
                           --------------------------------------       --------------------------------------
                                             Wtd.                                         Wtd.
                               Net         Average        Per              Net          Average        Per
                             Income         Units         Unit           Income          Units         Unit
                           ----------    ----------    ----------       ----------    ----------    ----------
     Basic (1)
       Common              $  3,221        18,476       $   0.17         $ 1,336        14,976        $ 0.09
       Subordinated        $  1,569         9,000       $   0.17         $   803         9,000        $ 0.09
     Diluted (2)           $  4,790        27,476       $   0.17         $ 2,139        23,976        $ 0.09

                                                       SIX MONTHS ENDED JUNE 30,
                           -----------------------------------------------------------------------------------

                                           2000                                         1999
                           --------------------------------------       --------------------------------------
                                             Wtd.                                         Wtd.
                               Net         Average        Per              Net          Average        Per
                             Income         Units         Unit           Income          Units         Unit
                           ----------    ----------    ----------       ----------    ----------    ----------
     Basic (1)
       Common              $   4,685       18,476       $   0.25         $ 3,565        14,976        $ 0.24
       Subordinated        $   2,282        9,000       $   0.25         $ 2,749         9,000        $ 0.31
     Diluted (2)           $   6,967       27,476       $   0.25         $ 6,314        23,976        $ 0.26


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


     EOTT issued 3,500,000 Common Units to the public on September 29, 1999.

     Per unit information related to the net income before cumulative effect of accounting change and cumulative effect of the change in accounting principle for the six months ended June 30, 1999 is as follows:



                                                                       SIX MONTHS ENDED JUNE 30, 1999
                                                              ------------------------------------------------
                                                                           Basic
                                                              ------------------------------
                                                                  Common        Subordinated         Diluted
                                                              -------------     ------------     -------------
        Net Income Before Cumulative Effect
           of Accounting Change............................   $        0.17     $        0.24    $        0.19
        Cumulative Effect of Accounting Change.............            0.07              0.07             0.07
                                                              -------------     -------------    -------------
        Net Income.........................................   $        0.24     $        0.31    $        0.26
                                                              =============     =============    =============

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


5.   BUSINESS SEGMENT INFORMATION

     EOTT has three reportable segments, which management believes are necessary to make decisions about resources to be allocated and assess its performance:
North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations. The North American Crude Oil - East of Rockies segment primarily purchases, gathers, transports and markets crude oil. The Pipeline Operations segment operates approximately 7,400 active miles of common carrier pipelines in 12 states. The West Coast Operations include crude oil gathering and marketing, refined products marketing and a natural gas liquids business.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)


                                                 NORTH
                                               AMERICAN                      WEST        CORPORATE
                                               CRUDE OIL     PIPELINE        COAST          AND
                                                 - EOR      OPERATIONS     OPERATIONS     OTHER (b)  CONSOLIDATED
                                            ------------    -----------   --------------  ---------  -------------
THREE MONTHS ENDED JUNE 30, 2000
Revenue from external customers.........    $  2,345,196    $     5,128   $   164,610   $       -      $ 2,514,934
Intersegment revenue (a)................           5,671         29,987           -         (35,658)           -
                                            ------------    -----------   -----------   -----------    ---------
   Total revenue........................       2,350,867         35,115       164,610       (35,658)     2,514,934
                                            ------------    -----------   -----------   -----------    -----------
Gross margin............................          21,222         35,432         5,945           -           62,599
                                            ------------    -----------   -----------   -----------    -----------
Operating income (loss).................           1,671         17,223          (117)       (5,812)        12,965
Other expense...........................             -              -             -          (8,077)        (8,077)
                                            ------------    -----------   -----------   -----------    -----------
Net income (loss).......................           1,671         17,223          (117)      (13,889)         4,888
                                            ------------    -----------   -----------   -----------    -----------
Depreciation and amortization...........           1,911          5,275           669           612          8,467
                                            ------------    -----------   -----------   -----------    -----------

-------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 1999
Revenue from external customers.........    $  2,107,679    $     6,928   $   144,710   $       (14)   $ 2,259,303
Intersegment revenue (a)................          18,273         22,178         8,779       (49,230)           -
                                            ------------    -----------   -----------   -----------    ---------
   Total revenue........................       2,125,952         29,106       153,489       (49,244)     2,259,303
                                            ------------    -----------   -----------   -----------    -----------
Gross margin............................          19,886         28,443         7,416           (48)        55,697
                                            ------------    -----------   -----------   ------------   -----------
Operating income (loss).................            (637)        13,564         2,017        (6,229)         8,715
Other expense...........................             -              -             -          (6,533)        (6,533)
                                            ------------    -----------   -----------   -----------    -----------
Net income (loss).......................            (637)        13,564         2,017       (12,762)         2,182
                                            -------------   -----------   -----------   -----------    -----------
Depreciation and amortization...........           2,349          5,078           497           426          8,350
                                            ------------    -----------   -----------   -----------    -----------

-------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2000
Revenue from external customers.........    $  4,821,498    $    14,917   $   360,215   $       -      $ 5,196,630
Intersegment revenue (a)................           5,671         53,194           -         (58,865)           -
                                            ------------    -----------   -----------   -----------    ---------
   Total revenue........................       4,827,169         68,111       360,215       (58,865)     5,196,630
                                            ------------    -----------   -----------   -----------    -----------
Gross margin............................          40,292         69,073         9,698           -          119,063
                                            ------------    -----------   -----------   -----------    -----------
Operating income (loss).................           1,334         34,627        (1,488)      (10,936)        23,537
Other expense...........................             -              -             -         (16,428)       (16,428)
                                            ------------    -----------   -----------   -----------    -----------
Net income (loss).......................           1,334         34,627        (1,488)      (27,364)         7,109
                                            ------------    -----------   -----------   -----------    -----------
Depreciation and amortization...........           3,828         10,540         1,332         1,159         16,859
                                            ------------    -----------   -----------   -----------    -----------

-------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1999
Revenue from external customers.........    $  3,422,926    $    10,070   $   259,478   $       (14)   $ 3,692,460
Intersegment revenue (a)................          31,395         42,472        14,333       (88,200)           -
                                            ------------    -----------   -----------   -----------    ---------
   Total revenue........................       3,454,321         52,542       273,811       (88,214)     3,692,460
                                            ------------    -----------   -----------   -----------    -----------
Gross margin............................          41,978         52,007        14,556           (48)       108,493
                                            ------------    -----------   -----------   ------------   -----------
Operating income (loss).................             932         24,325         4,402       (12,471)        17,188
Other expense...........................             -              -             -         (12,472)       (12,472)
                                            ------------    -----------   -----------   -----------    -----------
Net income (loss) before cumulative
   effect of accounting change..........             932         24,325         4,402       (24,943)         4,716
                                            ------------    -----------   -----------   -----------    -----------
Depreciation and amortization...........           4,746          9,884           991           869         16,490
                                            ------------    -----------   -----------   -----------    -----------

-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS AT JUNE 30, 2000...........    $  1,006,525    $   302,300   $    87,826   $    32,253    $ 1,428,904
                                            ------------    -----------   -----------   -----------    -----------
TOTAL ASSETS AT DECEMBER 31, 1999.......       1,084,613        306,321       129,461        38,266      1,558,661
                                            ------------    -----------   -----------   -----------    -----------

-------------------------------------------------------------------------------------------------------------------

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   NONRECURRING ITEMS

     In the fourth quarter of 1999, EOTT recorded a $7.8 million charge for the theft of NGL product, concealment of commercial activities and other unauthorized actions by a former employee. EOTT filed an insurance claim to recover the losses related to the theft of NGL product and received $2.5 million in the second quarter of 2000. EOTT is continuing to pursue legal action against the former employee.


7.   SUBSEQUENT EVENTS

     On July 20, 2000, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 for all Common Units for the period April 1, 2000 through June 30, 2000. The second quarter distribution of $9.0 million was paid on August 14, 2000 to the General Partner and all Common Unitholders of record as of July 31, 2000. The distribution was paid utilizing Available Cash from the Partnership.

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

Pipeline Operations

     Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. A majority of the pipeline revenues are generated by transporting crude oil at published pipeline tariffs for the North American Crude Oil - East of Rockies business segment. Approximately 76.2% of the tariff revenues of the Pipeline Operations business segment for the six months ended June 30, 2000, were generated from tariffs charged to the North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of the pipeline operations and are addressed in the following discussion of pipeline operations.

     The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated partnerships.

RESULTS OF OPERATIONS

     EOTT reported net income of $4.9 million or $0.17 per diluted Unit for the second quarter of 2000 compared to net income of $2.2 million or $0.09 per diluted Unit for the second quarter of 1999. Excluding the impact of mark-to-market accounting for certain energy contracts, net income for the second quarter of 2000 was $4.8 million or $0.17 per diluted Unit, compared to net income of $1.1 million, or $0.05 per diluted Unit in the same period last year. Results for the second quarter of 2000 include $2.5 million of nonrecurring income resulting from an insurance settlement related to the theft of NGL product in 1999, offset by nonrecurring charges of $1.0 million which are primarily related to severance charges for a former officer. The second quarter 2000 results exclusive of nonrecurring items primarily reflect an increase in revenues from the Pipeline Operations associated with the acquisition of assets from Texas-New Mexico Pipeline Company, combined with improved

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

crude oil market conditions in North American Crude Oil - East of the Rockies segment. These increases were partially offset by reduced margins in West Coast Operations and increased operating and interest costs.

     Selected financial data for EOTT's business segments are summarized below, in millions:



                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                       --------------------------      -------------------------
                                                           2000          1999              2000          1999
                                                       -----------    -----------      -----------   -----------
Revenues:
   North American Crude Oil - East of Rockies........  $   2,350.9    $  2,125.9       $   4,827.2   $   3,454.3
   Pipeline Operations...............................         35.1          29.1              68.1          52.6
   West Coast Operations.............................        164.6         153.5             360.2         273.8
   Corporate and Other...............................          -             -                 -             -
   Intersegment Eliminations.........................        (35.7)        (49.2)            (58.9)        (88.2)
                                                       -----------    ----------       -----------   -----------
   Total.............................................  $   2,514.9    $  2,259.3       $   5,196.6   $   3,692.5
                                                       ===========    ==========       ===========   ===========

Gross margin:
   North American Crude Oil - East of Rockies  (1)...  $      21.2    $     19.9       $      40.3   $      42.0
   Pipeline Operations...............................         35.5          28.4              69.1          52.0
   West Coast Operations.............................          5.9           7.4               9.7          14.5
   Corporate and Other...............................          -             -               -               -
                                                       -----------    -----------      -----------   -----------
   Total.............................................  $      62.6    $     55.7       $     119.1   $     108.5
                                                       ===========    ==========       ===========   ===========

Operating income (loss):
   North American Crude Oil - East of Rockies  (1)...  $       1.7    $     (0.6)      $       1.3   $      1.0
   Pipeline Operations  .............................         17.2          13.5              34.6         24.3
   West Coast Operations  ...........................         (0.1)          2.1              (1.5)         4.4
   Corporate and Other...............................         (5.8)         (6.3)            (10.9)       (12.5)
                                                       -----------    ----------       -----------   -----------
   Total.............................................  $      13.0    $      8.7       $      23.5   $     17.2
                                                       ===========    ==========       ===========   ===========

     (1) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs. Intersegment transportation costs from the Pipeline Operations segment were $30.0 million and $53.2 million for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, intersegment transportation costs from the Pipeline Operations segment were $22.2 million and $42.5 million, respectively.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999.

     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had operating income of $1.7 million for the second quarter of 2000, compared to an operating loss of $0.6 million for the same period in 1999. Excluding the impact of mark-to-market accounting for certain energy contracts, the North American Crude Oil - East of Rockies segment had operating income of $2.2 million in the second quarter of 2000 compared to an operating loss of $2.1 million for the same period in 1999. Gross margin increased $1.3 million to $21.2 million in the second quarter of 2000 due primarily to improved market conditions. Crude oil lease volumes averaged 412,700 barrels per day for the three months ended June 30, 2000 compared to an average of 412,200 barrels per day for the three months ended June 30, 1999. Operating expenses of $19.5 million for the second quarter 2000 were $1.0 million lower than in the second quarter of 1999 due primarily to lower employee related costs partially offset by higher operating costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

     Pipeline Operations: Pipeline Operations had operating income of $17.2 million for the second quarter of 2000 compared to operating income of $13.5 million for the same period in 1999. Revenues for the second quarter of 2000 increased $6.0 million to $35.1 million due primarily to increased activity related to the acquisition of pipelines from Texas-New Mexico Pipeline Company in May 1999 and an increase in volumes transported on the pipelines. Pipeline volumes averaged 588,900 barrels per day for the three months ended June 30, 2000 compared to 512,800 barrels per day for the three months ended June 30, 1999. Approximately $30.0 million and $22.2 million of revenues for the three months ended June 30, 2000 and 1999, respectively, were generated from tariffs charged to the North American Crude Oil - East of Rockies segment. Operating expenses of $18.3 million for the second quarter of 2000 were $3.4 million higher than in the second quarter of 1999 primarily due to higher employee related costs and operating costs associated with the acquisition of assets from Texas-New Mexico Pipeline Company.

     West Coast Operations: West Coast Operations had an operating loss of $0.1 million for the second quarter 2000, compared to operating income of $2.1 million for the same period in 1999 primarily due to lower margins associated with the crude oil blending operations as a result of increasing competitive pressures, offset by $2.5 million of nonrecurring cash received in the second quarter of 2000 in connection with an insurance claim filed by EOTT related to the theft of NGL product by a former employee. Operating expenses of $6.0 million for the second quarter of 2000 were $0.7 million higher than in the second quarter of 1999 due to higher operating costs partially offset by lower employee related costs.

     Corporate and Other: Corporate and Other costs were $5.8 million for the second quarter 2000 compared to $6.3 million in the second quarter 1999. The decrease is due primarily to lower system operating costs and insurance costs partially offset by nonrecurring severance charges related to a former officer. Interest and related charges in the first quarter 2000 were $7.7 million compared to $7.3 million for the same period in 1999. The increase is due primarily to higher interest rates on borrowings for the financing of the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company. Other income (expense), net, consisting primarily of discount fees on the sale of receivables, gains (losses) on transactions denominated in foreign currency and gains (losses) on sales of fixed assets, was an expense of $0.8 million in the second quarter 2000 compared to income of $0.6 million for the same period in 1999 primarily due to discount fees on the sale of receivables.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had operating income of $1.3 million for the first half of 2000, compared to operating income of $1.0 million for the same period in 1999. Excluding the impact of mark-to-market accounting for certain energy contracts, the North American Crude Oil - East of Rockies segment had operating income of $3.7 million in the first half of 2000 compared to an operating loss of $1.7 million for the same period in 1999. Gross margin decreased $1.7 million of $40.3 million in the first half of 2000 due primarily to unrealized mark-to-market losses being recorded in the first half of 2000 for certain energy contracts. Crude oil lease volumes averaged 412,800 barrels per day for the six months ended June 30, 2000 compared to an average of 412,900 barrels per day for the six months ended June 30, 1999. Operating expenses of $39.0 million for the first half 2000 were $2.0 million lower than in the first half of 1999 due primarily to lower employee related costs partially offset by higher operating costs.

     Pipeline Operations: Pipeline Operations had operating income of $34.6 million for the first half of 2000 compared to operating income of $24.3 million for the same period in 1999. Revenues for the first half of 2000 increased $15.5 million to $68.1 million due primarily to increased activity related to the acquisition of pipelines from Texas-New Mexico Pipeline Company in May 1999. Approximately $53.2 million and $42.5 million of revenues for the six months ended June 30, 2000 and 1999, respectively, were generated from tariffs

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

charged to the North American Crude Oil - East of Rockies segment. Pipeline volumes averaged 592,600 barrels per day for the six months ended June 30, 2000 compared to 448,000 barrels per day for the six months ended June 30, 1999. Operating expenses of $34.5 million for the first half of 2000 were $6.8 million higher than in the first half of 1999 due to higher employee related costs, operating costs and depreciation associated with the acquisition of assets from Texas-New Mexico Pipeline Company.

     West Coast Operations: West Coast Operations had an operating loss of $1.5 million for the first half 2000, compared to operating income of $4.4 million for the same period in 1999 primarily due to lower margins associated with the crude oil blending operations primarily as a result of increasing competitive pressures, offset by $2.5 million of nonrecurring cash received in the second quarter of 2000 in connection with an insurance claim filed by EOTT related to the theft of NGL product by a former employee. Operating expenses of $11.2 million for the first half of 2000 were $1.1 million higher than in the first half of 1999 due to higher operating costs partially offset by lower employee related costs.

     Corporate and Other: Corporate and Other costs were $10.9 million for the first half of 2000 compared to $12.5 million in the first half 1999. The decrease is due primarily to lower system operating costs and insurance costs partially offset by nonrecurring severance charges related to a former officer. Interest and related charges in the first half 2000 were $15.3 million compared to $13.8 million for the same period in 1999. The increase is due primarily to higher interest rates on borrowings for the financing of the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company. Other income (expense), net, consisting primarily of discount fees on the sale of receivables, gains (losses) on transactions denominated in foreign currency and gains (losses) on sales of fixed assets, was an expense of $1.7 million in the first half 2000 compared to income of $1.0 million for the same period in 1999 primarily due to discount fees on the sale of receivables.


LIQUIDITY AND CAPITAL RESOURCES

General

     Management anticipates that short-term liquidity as well as sustaining capital expenditures for the foreseeable future will be funded primarily by cash generated from operations in addition to lines of credit provided by Enron and commodity repurchase agreements.

Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $29.7 million for the first six months of 2000 compared to net cash provided by operating activities of $26.2 million for the same period in 1999 primarily due to reduced cash requirements related to NYMEX hedging activities.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $6.0 million for the first six months of 2000 compared to $42.5 million for the same period in 1999. Cash additions to property, plant, and equipment of $6.6 million in 2000 primarily include $3.1 million for information systems hardware and software and $1.9 million for pipeline, storage tank and related facility improvements. Proceeds from asset sales were $0.5 million in the first six months of 2000 compared to $0.5 million in the first six months of 1999. Acquisitions of $33.0 million during 1999 primarily reflect the purchase of assets from Texas-New Mexico Pipeline Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

Cash Flows From Financing Activities

     Net cash used in financing activities totaled $32.4 million for the first six months of 2000 compared to net cash provided of $17.0 million for the same period in 1999. The 2000 amount primarily represents a reduction of repurchase agreements outstanding and distributions paid to all Common Unitholders for the period October 1, 1999 through March 31, 2000.

OTHER MATTERS

     During the first quarter of 2000, the Partnership identified certain systems integration issues relating to its new computerized marketing and accounting system and the Partnership immediately commenced an extensive review and analysis of the implementation of the new system. As a result of these efforts, the Partnership identified and quantified the impacts of the systems integration issues relating to its new computerized marketing and accounting system and recorded appropriate financial statement adjustments in the first quarter of 2000. The Partnership has implemented and continues to implement additional control processes and procedures that it believes are sufficient to permit the preparation of timely and accurate financial information, including additional preventative and monitoring controls to ensure the integrity and reliability of financial information generated by the system as well as additional system training for users.

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

     Consistent with the Partnership's acquisition strategy, EOTT is engaged in discussions with a third party relating to a possible acquisition of pipeline, gathering and/or storage assets. EOTT entered into a confidentiality agreement that provides that the owner of the assets will furnish us with confidential information for use in the evaluation of the assets. EOTT has the exclusive right to discuss this possible purchase of the assets with the owner until September 1, 2000, or a later date if both parties agree in writing. EOTT would not expect to negotiate a definitive agreement on the terms of the acquisition until such time as the due diligence process has moved further along and certain key inquiries have been successfully resolved. EOTT has indicated to the potential seller that it believes that the acquisition price for the assets would be less than $100 million, but has not reached any final agreement regarding the price for the assets or any other terms of the transaction. If an agreement is reached regarding this acquisition, EOTT may finance the purchase price through the issuance of additional Common Units, the issuance of public or private debt securities or loans or some combination of the foregoing. EOTT can give no assurance regarding when or whether it will reach agreement with the owner on the terms of the acquisition or that, if it does reach agreement, the acquisition will be completed.

     EOTT has begun preliminary discussions with Koch Petroleum Group, L.P.
(Koch) to modify a 15-year contract, which began December 1, 1998, to supply crude oil to Koch at market based prices. The contract specifies that either party may require that the other party renegotiate the contract if certain changes in market conditions or other changes occur. Although EOTT believes that this matter will be satisfactorily resolved with Koch, it can give no assurance regarding the outcome of these discussions with Koch or the potential impact of this long-term contract on future operating results.

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

     Results from operations in the second quarter of 2000 for the North American Crude Oil - East of Rockies business continued to be favorable and EOTT's management anticipates that market conditions in the last half of 2000 will be comparable to the first six months of 2000 if crude oil prices remain strong. In addition, gross margins in the first half of 2000 for the West Coast Operations were lower when compared to the first six months of 1999 as a result of increasing competitive conditions. These competitive conditions may continue to put pressure on gross margins for the West Coast Operations for the remainder of 2000.

     Historically, the crude oil gathering and marketing business has been very competitive with thin and variable profit margins. Market conditions and the amount of crude oil produced cannot be projected with certainty. The Partnership intends to continue to pay MQDs to all its Common Unitholders and paid second quarter distributions to all its Common Unitholders on August 14, 2000 without any distribution support from Enron; however, due to the changing market conditions which affects operating results, it is possible that distribution support from Enron may be needed to pay MQDs in the future. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs up to $29 million ($19.7 million of which remains available) through the fourth quarter 2001, which should further assure Common Unitholders of continued reliable distributions.

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



                                       EOTT ENERGY PARTNERS, L.P.
                                       (A Delaware Limited Partnership)

Date:  August 14, 2000                 By:   EOTT ENERGY CORP. as
                                             General Partner


                                          /s/ LORI L. MADDOX
                                       ---------------------------
                                       Lori L. Maddox
                                       Controller
                                       (Principal Accounting Officer)

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER              DESCRIPTION
   -------             ------------

     27                Financial Data Schedule