Form 10-Q
period 2000-09-30
EOTT ENERGY PARTNERS LP
filed 2000-11-13
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                           Delaware                                            76-0424520
           ----------------------------------------             ----------------------------------------
               (State or Other Jurisdiction of                              (I.R.S. Employer
                Incorporation or Organization)                             Identification No.)

                2000 W. Sam Houston Parkway S.
                           Suite 400
                        Houston, Texas                                           77042
           ----------------------------------------             ----------------------------------------
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

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended September 30, 2000 and 1999 and Nine Months
      Ended September 30, 2000 and 1999..................................................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      September 30, 2000 and December 31, 1999...........................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months Ended September 30, 2000 and 1999......................................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Nine Months Ended September 30, 2000...............................................................6

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

ITEM 1.  Legal Proceedings..............................................................................20

ITEM 6.  Exhibits and Reports on Form 8-K...............................................................20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                         --------------------------    --------------------------
                                            2000           1999           2000            1999
                                         -----------    -----------    -----------    -----------
Revenue ..............................   $ 3,143,529    $ 2,315,464    $ 8,340,159    $ 6,007,924

Cost of Sales ........................     3,084,634      2,258,404      8,162,201      5,842,371
                                         -----------    -----------    -----------    -----------

Gross Margin .........................        58,895         57,060        177,958        165,553

Expenses
   Operating expenses ................        40,217         40,700        118,884        115,515
   Depreciation and amortization .....         8,423          8,250         25,282         24,740
                                         -----------    -----------    -----------    -----------
     Total ...........................        48,640         48,950        144,166        140,255
                                         -----------    -----------    -----------    -----------
Operating Income .....................        10,255          8,110         33,792         25,298

Other Income (Expense)
   Interest income ...................           489            120          1,111            440
   Interest and related charges ......        (7,481)        (7,650)       (22,823)       (21,470)
   Other, net ........................          (252)           (30)        (1,960)           998
                                         -----------    -----------    -----------    -----------
     Total ...........................        (7,244)        (7,560)       (23,672)       (20,032)
                                         -----------    -----------    -----------    -----------
Net Income Before Cumulative
   Effect of Accounting Change .......         3,011            550         10,120          5,266

Cumulative Effect of Accounting Change          --             --             --            1,747
                                         -----------    -----------    -----------    -----------
Net Income ...........................   $     3,011    $       550    $    10,120    $     7,013
                                         ===========    ===========    ===========    ===========

Basic Net Income Per Unit
   Common ............................   $      0.11    $      0.02    $      0.36    $      0.26
                                         ===========    ===========    ===========    ===========
   Subordinated ......................   $      0.11    $      0.02    $      0.36    $      0.33
                                         ===========    ===========    ===========    ===========
Diluted Net Income Per Unit ..........   $      0.11    $      0.02    $      0.36    $      0.29
                                         ===========    ===========    ===========    ===========

Number of Units Outstanding
   for Diluted Computation ...........        27,476         24,052         27,476         24,002
                                         ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         2000             1999
                                                                     -------------     ------------
                                 ASSETS
Current Assets
    Cash and cash equivalents ................................        $   34,346        $   17,525
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,720 and $1,732 respectively ............         1,034,602           966,422
    Inventories ..............................................            47,108           120,306
    Other ....................................................            16,373            29,191
                                                                      ----------        ----------
       Total current assets ..................................         1,132,429         1,133,444
                                                                      ----------        ----------

Property, Plant & Equipment, at cost .........................           549,094           544,723
    Less: Accumulated depreciation ...........................           161,329           140,228
                                                                      ----------        ----------
       Net property, plant & equipment .......................           387,765           404,495
                                                                      ----------        ----------
Other Assets, net of amortization ............................            17,362            20,722
                                                                      ----------        ----------
Total Assets .................................................        $1,537,556        $1,558,661
                                                                      ==========        ==========

                    LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
    Trade and other accounts payable .........................        $1,107,513        $1,096,088
    Accrued taxes payable ....................................            14,199            11,947
    Repurchase agreements ....................................            47,804            74,055
    Other ....................................................            20,281            15,432
                                                                      ----------        ----------
       Total current liabilities .............................         1,189,797         1,197,522
                                                                      ----------        ----------

Long-Term Liabilities
    11% Senior notes .........................................           235,000           235,000
    Other ....................................................              --               3,475
                                                                      ----------        ----------
       Total long-term liabilities ...........................           235,000           238,475
                                                                      ----------        ----------

Commitments and Contingencies (Note 3)

Additional Partnership Interests .............................             9,318             2,547
                                                                      ----------        ----------
Partners' Capital
    Common Unitholders .......................................            53,910            73,570
    Subordinated Unitholders .................................            42,103            38,855
    General Partner ..........................................             7,428             7,692
                                                                      ----------        ----------
       Total Partners' Capital ...............................           103,441           120,117
                                                                      ----------        ----------
Total Liabilities and Partners' Capital ......................        $1,537,556        $1,558,661
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                               ---------------------------
                                                                 2000              1999
                                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES

    Reconciliation of net income to net cash
       provided by (used in) operating activities -
    Net income ........................................        $  10,120         $   7,013
    Depreciation ......................................           24,490            23,619
    Amortization of intangible assets .................              792             1,121
    Gains on disposal of assets .......................             (555)             (548)
    Changes in components of working capital -
       Receivables ....................................          (68,180)         (453,443)
       Inventories ....................................           73,198            (9,070)
       Other current assets ...........................           12,818           (17,285)
       Trade accounts payable .........................           17,346           437,006
       Accrued taxes payable ..........................            2,252             5,062
       Other current liabilities ......................           (1,072)             (672)
    Other assets and liabilities ......................              463                38
                                                               ---------         ---------
Net Cash Provided By (Used In) Operating Activities ...           71,672            (7,159)
                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from sale of property, plant and equipment            1,100               549
    Acquisitions ......................................             --             (33,000)
    Additions to property, plant and equipment ........           (9,704)          (16,380)
    Other, net ........................................               29              --
                                                               ---------         ---------
Net Cash Used In Investing Activities .................           (8,575)          (48,831)
                                                               ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase in short-term borrowings - affiliate .....             --              55,903
    Decrease in bridge loan - affiliate ...............             --             (42,000)
    Increase (decrease) in repurchase agreements ......          (26,251)            6,784
    Issuance of Common Units ..........................             --              52,920
    Contribution from General Partner .................             --                 535
    Distributions to Unitholders ......................          (26,796)          (21,426)
    Issuance of Additional Partnership Interests ......            6,771             2,547
    Other, net ........................................             --                (281)
                                                               ---------         ---------
Net Cash Provided By (Used In) Financing Activities ...          (46,276)           54,982
                                                               ---------         ---------
Increase (Decrease) In Cash and Cash Equivalents ......           16,821            (1,008)

Cash and Cash Equivalents, Beginning of Period ........           17,525             3,033
                                                               ---------         ---------
Cash and Cash Equivalents, End of Period ..............        $  34,346         $   2,025
                                                               =========         =========

Supplemental Cash Flow Information:
    Interest paid .....................................        $  15,985         $  20,891
                                                               =========         =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                             COMMON     SUBORDINATED   GENERAL
                                           UNITHOLDERS  UNITHOLDERS    PARTNER
                                           -----------  ------------   --------
Partners' Capital at December 31, 1999      $ 73,570      $ 38,855     $  7,692

Net income ............................        6,670         3,248          202

Cash distributions ....................      (26,330)         --           (466)
                                            --------      --------     --------
Partners' Capital at September 30, 2000     $ 53,910      $ 42,103     $  7,428
                                            ========      ========     ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In connection with a reorganization of the business conducted by EOTT Energy Corp., an indirect wholly-owned subsidiary of Enron Corp. ("Enron"), into limited partnership form and a concurrent initial public offering of Common Units of EOTT Energy Partners, L.P. ("EOTT" or the "Partnership") effective March 24, 1994, the net assets of EOTT Energy Corp., its wholly-owned foreign subsidiary, EOTT Energy Ltd., and Enron Products Marketing Company ("EPMC") were acquired by three operating limited partnerships in which the Partnership is directly or indirectly the 99% limited partner. EOTT Energy Corp., a Delaware corporation, serves as the General Partner of the Partnership and its related operating limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position as of September 30, 2000 and December 31, 1999 for the Partnership, the results of operations for the three and nine months ended September 30, 2000 and 1999, cash flows for the nine months ended September 30, 2000 and 1999, and changes in partners' capital for the nine months ended September 30, 2000. For the three and nine months ended September 30, 2000 and 1999, traditional net income (loss) and comprehensive income (loss) are the same.

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

     Earlier this year, the Partnership identified certain systems integration issues relating to its new computerized marketing and accounting system, and the Partnership immediately commenced an extensive review and analysis of the implementation of the new system. As a result of these efforts, the Partnership identified and quantified the impacts of the systems integration issues relating to its new computerized marketing and accounting system and recorded appropriate financial statement adjustments for the first quarter of 2000. The Partnership has implemented and continues to implement additional control processes and procedures that it believes are sufficient to permit the preparation of timely and accurate financial information, including additional preventative and monitoring controls to ensure the integrity and reliability of financial information generated by the system as well as additional system training for users.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   EARNINGS PER UNIT

     Net income shown in the tables below excludes the approximate two percent interest of the General Partner. Earnings per unit are calculated as follows (in thousands, except per unit amounts):

                                             THREE MONTHS ENDED SEPTEMBER 30,
                      ------------------------------------------------------------------------------
                                      2000                                     1999
                      ------------------------------------     -------------------------------------
                                      Wtd.                                     Wtd.
                       Net          Average         Per         Net          Average          Per
                      Income         Units          Unit       Income         Units           Unit
                      ------        -------       --------     ------        -------        --------
Basic (1)
  Common              $1,985        18,476        $   0.11     $  347        15,052        $   0.02
  Subordinated        $  966         9,000        $   0.11     $  192         9,000        $   0.02
Diluted (2)           $2,951        27,476        $   0.11     $  539        24,052        $   0.02

                                             NINE MONTHS ENDED SEPTEMBER 30,
                      ------------------------------------------------------------------------------
                                      2000                                     1999
                      ------------------------------------     -------------------------------------
                                      Wtd.                                     Wtd.
                       Net          Average         Per         Net          Average          Per
                      Income         Units          Unit       Income         Units           Unit
                      ------        -------       --------     ------        -------        --------
Basic (1)
  Common              $6,670        18,476        $   0.36     $3,912        15,002        $   0.26
  Subordinated        $3,248         9,000        $   0.36     $2,941         9,000        $   0.33
Diluted (2)           $9,918        27,476        $   0.36     $6,853        24,002        $   0.29

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
                                                              =============     =============    =============

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   LITIGATION AND OTHER CONTINGENCIES

     EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership is responsible for all litigation and other claims relating to the business acquired from EOTT Energy Corp., although the Partnership will be entitled to the benefit of certain insurance maintained by Enron covering occurrences prior to the closing of the Partnership's initial public offering. The Partnership believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a material adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed in "Part I, Item 3. Legal Proceedings" of EOTT's Annual Report filed on Form 10-K for the year ended December 31, 1999.

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

4.   NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The standard cannot be applied retroactively, but early adoption is permitted. EOTT has conducted an inventory of its contracts and is currently assessing the applicability of SFAS No. 133 to these contracts. Although EOTT has not yet determined the impact of adopting SFAS No. 133, this standard could increase volatility in earnings and partners' capital.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)

                                                       NORTH
                                                     AMERICAN                           WEST           CORPORATE
                                                     CRUDE OIL        PIPELINE         COAST              AND
                                                       - EOR         OPERATIONS      OPERATIONS        OTHER (b)       CONSOLIDATED
                                                    -----------      -----------     -----------      -----------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue from external customers ...............     $ 2,882,325      $     6,885     $   254,319      $      --        $ 3,143,529
Intersegment revenue (a) ......................            --             28,785            --            (28,785)            --
                                                    -----------      -----------     -----------      -----------      -----------
   Total revenue ..............................       2,882,325           35,670         254,319          (28,785)       3,143,529
                                                    -----------      -----------     -----------      -----------      -----------
Gross margin ..................................          18,125           35,357           5,413             --             58,895
                                                    -----------      -----------     -----------      -----------      -----------
Operating income (loss) .......................          (1,842)          17,687            (147)          (5,443)          10,255
Other expense .................................            --               --              --             (7,244)          (7,244)
                                                    -----------      -----------     -----------      -----------      -----------
Net income (loss) .............................          (1,842)          17,687            (147)         (12,687)           3,011
                                                    -----------      -----------     -----------      -----------      -----------
Depreciation and amortization .................           1,821            5,299             685              618            8,423
                                                    -----------      -----------     -----------      -----------      -----------
------------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenue from external customers ...............     $ 2,120,192      $     8,837     $   186,435      $      --        $ 2,315,464
Intersegment revenue (a) ......................           7,706           23,389           3,027          (34,122)            --
                                                    -----------      -----------     -----------      -----------      -----------
   Total revenue ..............................       2,127,898           32,226         189,462          (34,122)       2,315,464
                                                    -----------      -----------     -----------      -----------      -----------
Gross margin ..................................          19,072           30,975           7,013             --             57,060
                                                    -----------      -----------     -----------      -----------      -----------
Operating income (loss) .......................          (1,154)          13,405           1,683           (5,824)           8,110
Other expense .................................            --               --              --             (7,560)          (7,560)
                                                    -----------      -----------     -----------      -----------      -----------
Net income (loss) .............................          (1,154)          13,405           1,683          (13,384)             550
                                                    -----------      -----------     -----------      -----------      -----------
Depreciation and amortization .................           1,906            5,414             497              433            8,250
                                                    -----------      -----------     -----------      -----------      -----------
------------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue from external customers ...............     $ 7,703,823      $    21,802     $   614,534      $      --        $ 8,340,159
Intersegment revenue (a) ......................           5,671           81,979            --            (87,650)            --
                                                    -----------      -----------     -----------      -----------      -----------
   Total revenue ..............................       7,709,494          103,781         614,534          (87,650)       8,340,159
                                                    -----------      -----------     -----------      -----------      -----------
Gross margin ..................................          58,417          104,430          15,111             --            177,958
                                                    -----------      -----------     -----------      -----------      -----------
Operating income (loss) .......................            (508)          52,314          (1,635)         (16,379)          33,792
Other expense .................................            --               --              --            (23,672)         (23,672)
                                                    -----------      -----------     -----------      -----------      -----------
Net income (loss) .............................            (508)          52,314          (1,635)         (40,051)          10,120
                                                    -----------      -----------     -----------      -----------      -----------
Depreciation and amortization .................           5,649           15,839           2,017            1,777           25,282
                                                    -----------      -----------     -----------      -----------      -----------
------------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue from external customers ...............     $ 5,543,118      $    18,907     $   445,913      $       (14)     $ 6,007,924
Intersegment revenue (a) ......................          39,101           65,861          17,360         (122,322)            --
                                                    -----------      -----------     -----------      -----------      -----------
   Total revenue ..............................       5,582,219           84,768         463,273         (122,336)       6,007,924
                                                    -----------      -----------     -----------      -----------      -----------
Gross margin ..................................          61,050           82,982          21,569              (48)         165,553
                                                    -----------      -----------     -----------      -----------      -----------
Operating income (loss) .......................            (222)          37,730           6,085          (18,295)          25,298
Other expense .................................            --               --              --            (20,032)         (20,032)
                                                    -----------      -----------     -----------      -----------      -----------
Net income (loss) before cumulative
   effect of accounting change ................            (222)          37,730           6,085          (38,327)           5,266
                                                    -----------      -----------     -----------      -----------      -----------
Depreciation and amortization .................           6,652           15,298           1,488            1,302           24,740
                                                    -----------      -----------     -----------      -----------      -----------
------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS AT SEPTEMBER 30, 2000 ............     $ 1,055,137      $   300,832     $   120,532      $    61,055      $ 1,537,556
                                                    -----------      -----------     -----------      -----------      -----------
TOTAL ASSETS AT DECEMBER 31, 1999 .............       1,084,613          306,321         129,461           38,266        1,558,661
                                                    -----------      -----------     -----------      -----------      -----------
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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   NONRECURRING ITEMS

     In the fourth quarter of 1999, EOTT recorded a $7.8 million charge for the theft of NGL product, concealment of commercial activities and other unauthorized actions by a former employee. EOTT filed an insurance claim to recover the losses related to the theft of NGL product and received $2.5 million in the second quarter of 2000. In the third quarter of 2000, EOTT recorded an additional charge of $0.9 million in connection with the closing of the remaining contract related to the mid-continent NGL activities.

7.   SUBSEQUENT EVENTS

     On October 20, 2000, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 for all Common Units for the period July 1, 2000 through September 30, 2000. In addition, a cash distribution of $0.20 per Unit ($1.8 million) was declared for all Subordinated Units for the period July 1, 2000 through September 30, 2000. The third quarter distribution of $10.8 million will be paid on November 14, 2000 to the General Partner and all Common and Subordinated Unitholders of record as of October 31, 2000. The distribution will be paid utilizing Available Cash from the Partnership.

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

Pipeline Operations

     Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. A majority of the pipeline revenues are generated by transporting crude oil at published pipeline tariffs for the North American Crude Oil - East of Rockies business segment. Approximately 76.5% of the tariff revenues of the Pipeline Operations business segment for the nine months ended September 30, 2000, were generated from tariffs charged to the North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of the pipeline operations and are addressed in the following discussion of pipeline operations.

     The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The General Partner provides such services or obtains such services from third parties and is reimbursed for substantially all of its direct and indirect costs and expenses including compensation and benefit costs. The General Partner recently entered into an agreement with Enron Pipeline Services Company ("EPSC"), a wholly owned subsidiary of Enron Corp., to provide certain operating and administrative services to the General Partner effective October 1, 2000. These services were previously performed directly by the General Partner. The agreement provides that the General Partner will reimburse EPSC for its costs and expenses in rendering the services. The General Partner will in turn be reimbursed by the Partnership. The arrangement is not expected to increase the costs and expenses borne by the Partnership.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


RESULTS OF OPERATIONS

     EOTT reported net income of $3.0 million or $0.11 per diluted Unit for the third quarter of 2000 compared to net income of $0.5 million or $0.02 per diluted Unit for the third quarter of 1999. EOTT reported net income of $3.9 million or $0.14 per diluted Unit for the third quarter of 2000 excluding a nonrecurring charge of $0.9 million relating to the closing of the remaining contract for the mid-continent NGL activities. The increase in third quarter 2000 results compared to the third quarter of 1999 is primarily a result of increased volumes moved and revenues generated from the Pipeline Operations segment combined with slight decreases in total operating expenses due to overall lower repair and maintenance costs and lower interest costs due to reduced levels of inventory during the period.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                       --------------------------      -------------------------
                                                           2000          1999              2000          1999
                                                       -----------    -----------      -----------   -----------
Revenues:
   North American Crude Oil - East of Rockies........  $   2,882.3    $  2,127.9       $   7,709.5   $   5,582.2
   Pipeline Operations...............................         35.7          32.2             103.8          84.8
   West Coast Operations.............................        254.3         189.4             614.5         463.2
   Corporate and Other...............................           --            --                --            --
   Intersegment Eliminations.........................        (28.8)        (34.1)            (87.6)       (122.3)
                                                       -----------    ----------       -----------   -----------
   Total.............................................  $   3,143.5    $  2,315.4       $   8,340.2   $   6,007.9
                                                       ===========    ==========       ===========   ===========

Gross margin:
   North American Crude Oil - East of Rockies  (1)...  $      18.1    $     19.1       $      58.4   $      61.1
   Pipeline Operations...............................         35.4          31.0             104.4          83.0
   West Coast Operations.............................          5.4           7.0              15.1          21.5
   Corporate and Other...............................           --            --                --            --
                                                       -----------    ----------       -----------   -----------
   Total.............................................  $      58.9    $     57.1       $     177.9   $     165.6
                                                       ===========    ==========       ===========   ===========

Operating income (loss):
   North American Crude Oil - East of Rockies  (1)...  $      (1.9)   $     (1.2)      $      (0.5)  $      (0.2)
   Pipeline Operations  .............................         17.7          13.4              52.3          37.7
   West Coast Operations  ...........................         (0.2)          1.7              (1.6)          6.1
   Corporate and Other...............................         (5.4)         (5.8)            (16.4)        (18.3)
                                                       -----------    ----------       -----------   -----------
   Total.............................................  $      10.2    $      8.1       $      33.8   $      25.3
                                                       ===========    ==========       ===========   ===========

     (1) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from the Pipeline Operations segment. Intersegment transportation costs and purchases of crude oil inventory from the Pipeline Operations segment were $28.8 million and $82.0 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, intersegment transportation costs from the Pipeline Operations segment were $23.4 million and $65.9 million, respectively.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999.

     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had an operating loss of $1.9 million for the third quarter of 2000, compared to an operating loss of $1.2 million

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


for the same period in 1999. Gross margin decreased $1.0 million to $18.1 million in the third quarter of 2000 due to increased costs related to grade differentials. Crude oil lease volumes averaged 417,700 barrels per day for the three months ended September 30, 2000 compared to an average of 402,700 barrels per day for the three months ended September 30, 1999. Operating expenses of $20.0 million for the third quarter of 2000 were $0.3 million lower than in the third quarter of 1999 due primarily to lower repair and maintenance costs.

     Pipeline Operations: Pipeline Operations had operating income of $17.7 million for the third quarter of 2000 compared to operating income of $13.4 million for the same period in 1999. Revenues for the third quarter of 2000 increased $3.5 million to $35.7 million due to an increase in volumes transported on pipelines primarily in West Texas / New Mexico, Oklahoma and Kansas and sales of crude oil by the Pipeline Operations segment to the North American Crude Oil - East of Rockies segment. Pipeline volumes averaged 584,000 barrels per day for the three months ended September 30, 2000 compared to 562,200 barrels per day for the three months ended September 30, 1999. Approximately $28.8 million and $23.4 million of revenues for the three months ended September 30, 2000 and 1999, respectively, were generated from tariffs charged to the North American Crude Oil - East of Rockies segment and sales of crude oil inventory to North American Crude Oil - East of Rockies. Operating expenses of $17.7 million for the third quarter of 2000 were $0.1 million higher than the third quarter of 1999 due primarily to an increase in environmental expenses offset by a reduction in repair and maintenance costs.

     West Coast Operations: West Coast Operations had an operating loss of $0.2 million for the third quarter 2000, which includes a $0.9 million non-recurring charge related to the one remaining contract for the mid-continent NGL activities, compared to operating income of $1.7 million for the same period in 1999. Excluding the non-recurring charge, the decrease in operating income is due primarily to lower margins associated with the crude oil blending operations as a result of increasing competitive pressures. Operating expenses of $5.6 million for the third quarter of 2000 were $0.3 million higher than in the third quarter of 1999 due primarily to higher plant fuel costs offset by lower repair and maintenance costs.

     Corporate and Other: Corporate and Other costs were $5.4 million for the third quarter of 2000 compared to $5.8 million in the third quarter of 1999. The decrease is due primarily to lower system operating costs and employee related costs. Interest and related charges in the third quarter of 2000 were $7.5 million compared to $7.6 million for the same period in 1999. The charges primarily relate to interest on borrowings for the financing of the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company. Other income (expense), net, consisting primarily of discount fees on the sale of receivables, gains (losses) on transactions denominated in foreign currency and gains (losses) on sales of fixed assets, was an expense of $0.3 million in the third quarter 2000 compared to breakeven for the same period in 1999 primarily due to discount fees on the sale of receivables incurred in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999.

     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had an operating loss of $0.5 million for the first nine months of 2000, compared to an operating loss of $0.2 million for the same period in 1999. Excluding the impact of mark-to-market accounting for certain energy contracts, the North American Crude Oil - East of Rockies segment had operating income of $2.0 million in the first nine months of 2000 compared to an operating loss of $1.3 million for the same period in 1999. Gross margin decreased $2.7 million to $58.4 million in the first nine months of 2000 due primarily to unrealized mark-to-market losses being recorded in the first nine months of 2000 for certain energy contracts. Crude oil lease volumes averaged 414,400 barrels per day for the nine months ended September 30, 2000 compared to an average of 409,500 barrels per day for the nine months ended September 30, 1999. Operating expenses of $58.9 million for the first nine months of 2000 were $2.4 million lower than in the first nine months of 1999 due primarily to lower employee related costs and lower repair and maintenance costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


     Pipeline Operations: Pipeline Operations had operating income of $52.3 million for the first nine months of 2000 compared to operating income of $37.7 million for the same period in 1999. Revenues for the first nine months of 2000 increased $19.0 million to $103.8 million due to increased activity related to the acquisition of pipelines from Texas-New Mexico Pipeline Company in May 1999, an increase in volumes transported on pipelines primarily in West Texas / New Mexico, Oklahoma and Kansas and sales of crude oil by the Pipeline Operations segment to the North American Crude Oil - East of Rockies segment. Approximately $82.0 million and $65.9 million of revenues for the nine months ended September 30, 2000 and 1999, respectively, were generated from tariffs charged to the North American Crude Oil - East of Rockies segment and sales of crude oil inventory to North American Crude Oil - East of Rockies. Pipeline volumes averaged 589,700 barrels per day for the nine months ended September 30, 2000 compared to 486,500 barrels per day for the nine months ended September 30, 1999. Operating expenses of $52.1 million for the first nine months of 2000 were $6.8 million higher than in the first nine months of 1999 due to higher employee related costs, environmental and utility costs and amortization associated with the acquisition of assets from Texas-New Mexico Pipeline Company partially offset by lower repair and maintenance costs on the pipelines.

     West Coast Operations: West Coast Operations had an operating loss of $1.6 million for the first nine months of 2000, compared to operating income of $6.1 million for the same period in 1999. The operating loss of $1.6 million for the first nine months of 2000 includes a nonrecurring gain of $2.5 million attributable to reimbursements received in the second quarter of 2000 in connection with an insurance claim filed by EOTT related to the theft of NGL product by a former employee offset by a $0.9 million nonrecurring charge related to the one remaining contract for the mid-continent NGL activity. The decline in gross margin, excluding nonrecurring items, is primarily due to lower margins associated with the crude oil blending operations primarily as a result of increasing competitive pressures. Operating expenses of $16.7 million for the first nine months of 2000 were $1.3 million higher than in the first nine months of 1999 due to higher third party truck transportation costs and plant fuel costs partially offset by lower utility costs and repair and maintenance costs.

     Corporate and Other: Corporate and Other costs were $16.4 million for the first nine months of 2000 compared to $18.3 million in the first nine months of 1999. The decrease is due primarily to lower system operating costs and insurance costs partially offset by nonrecurring severance charges related to a former officer. Interest and related charges in the first nine months 2000 were $22.8 million compared to $21.5 million for the same period in 1999. The increase is due primarily to higher interest rates on borrowings for the financing of the acquisitions of assets from Koch and Texas-New Mexico Pipeline Company. Other income (expense), net, consisting primarily of discount fees on the sale of receivables, gains (losses) on transactions denominated in foreign currency and gains (losses) on sales of fixed assets, was an expense of $2.0 million in the first nine months of 2000 compared to income of $1.0 million for the same period in 1999 primarily due to a net loss on transactions denominated in Canadian dollars and discount fees on the sale of receivables in 2000.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $71.7 million for the first nine months of 2000 compared to net cash used in operating activities of $7.2 million for the same period in 1999 which is primarily attributable to reduced inventory levels during 2000 due to the market being backwardated.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $8.6 million for the first nine months of 2000 compared to $48.8 million for the same period in 1999. Cash additions to property, plant, and equipment of $9.7 million in 2000 primarily include $3.8 million for information systems hardware and software and $3.5 million for pipeline, storage tank and related facility improvements. Proceeds from asset sales were $1.1 million in the first nine months of 2000 compared to $0.5 million in the first nine months of 1999. Acquisitions of $33.0 million during 1999 primarily reflect the purchase of assets from Texas-New Mexico Pipeline Company.

Cash Flows From Financing Activities

     Net cash used in financing activities totaled $46.3 million for the first nine months of 2000 compared to net cash provided of $55.0 million for the same period in 1999. The 2000 amount primarily represents a reduction of repurchase agreements outstanding and distributions paid to all Common Unitholders for the period October 1, 1999 through June 30, 2000. In September 1999, EOTT issued 3.5 million Common Units for net proceeds of $52.9 million, which was used to repay debt related to previous asset acquisitions in the fourth quarter of 1999.

OTHER MATTERS

     Earlier this year, the Partnership identified certain systems integration issues relating to its new computerized marketing and accounting system, and the Partnership immediately commenced an extensive review and analysis of the implementation of the new system. As a result of these efforts, the Partnership identified and quantified the impacts of the systems integration issues relating to its new computerized marketing and accounting system and recorded appropriate financial statement adjustments for the first quarter of 2000. The Partnership has implemented and continues to implement additional control processes and procedures that it believes are sufficient to permit the preparation of timely and accurate financial information, including additional preventative and monitoring controls to ensure the integrity and reliability of financial information generated by the system as well as additional system training for users.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The standard cannot be applied retroactively but early adoption is permitted. EOTT has conducted an inventory of its contracts and is currently assessing the applicability of SFAS No. 133 to these contracts. Although EOTT has not yet determined the impact of adopting SFAS No. 133, this standard could increase volatility in earnings and partners' capital.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


     As previously disclosed, EOTT was engaged in discussions with a third party relating to a possible acquisition of pipeline, gathering and/or storage assets. The third party has decided not to sell these assets.

     EOTT and Koch Petroleum Group, L.P. (Koch) modified a 15-year contract between the parties, which began December 1, 1998, whereby EOTT supplies crude oil to Koch at market based prices. Due to changes in market conditions, Koch and EOTT amended the supply volume price for six months, beginning September 1, 2000.

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

     The North American Crude Oil - East of Rockies results of operations for the third quarter of 2000 decreased from the second quarter of 2000 due to increased costs related to grade differentials. However, EOTT's management anticipates that market conditions in the fourth quarter of 2000 will be favorable if crude oil prices remain strong. In addition, gross margins in the first nine months of 2000 for the West Coast Operations were lower when compared to the first nine months of 1999 as a result of increasing competitive conditions. These competitive conditions will continue to put pressure on gross margins for the West Coast Operations for the remainder of 2000.

     Historically, the crude oil gathering and marketing business has been very competitive with thin and variable profit margins. Market conditions and the amount of crude oil produced cannot be projected with certainty. EOTT will pay a cash distribution of $0.475 to all its Common Unitholders and a cash distribution of $0.20 to all its Subordinated Unitholders on November 14, 2000 without any distribution support from Enron. The Partnership intends to continue to pay MQDs to all its Common Unitholders; however, due to the changing market conditions which affects operating results, it is possible that distribution support from Enron may be needed to pay MQDs to Common Unitholders in the future. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs up to $29 million ($19.7 million of which remains available) to the Common Unitholders through the fourth quarter 2001.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.32         Form of Executive Employment Agreement between EOTT Energy
               Corp. and Dana R. Gibbs

 10.33         Form of Executive Employment Agreement between EOTT Energy
               Corp. and Lawrence Clayton, Jr.

*10.34         Letter Agreement dated September 14, 2000 amending Crude
               Oil Supply and Terminalling Agreement

 27            Financial Data Schedule

----------
* Confidential treatment has been requested with respect to certain portions of this exhibit.

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

                                               EOTT ENERGY PARTNERS, L.P.
                                               (A Delaware Limited Partnership)

Date:  November 13, 2000                       By:   EOTT ENERGY CORP. as
                                                     General Partner


                                                     /s/  LORI L. MADDOX
                                               ---------------------------------
                                               Lori L. Maddox
                                               Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.32         Form of Executive Employment Agreement between EOTT Energy
               Corp. and Dana R. Gibbs

 10.33         Form of Executive Employment Agreement between EOTT Energy
               Corp. and Lawrence Clayton, Jr.

*10.34         Letter Agreement dated September 14, 2000 amending Crude
               Oil Supply and Terminalling Agreement

 27            Financial Data Schedule

----------
* Confidential treatment has been requested with respect to certain portions of this exhibit.