Form 10-K
period 2000-12-31
EOTT ENERGY PARTNERS LP
filed 2001-03-26
CIK 917464

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000 Commission File Number: 1-12872

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


              Delaware                                           76-0424520
    -------------------------------                          -------------------
    (State or Other Jurisdiction of                           (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)


  2000 West Sam Houston Parkway South,
               Suite 400
            Houston, Texas                                          77042
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                                 (713) 993-5200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
        Common Units                       New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 1, 2001, was approximately $249,169,800.

================================================================================

                           EOTT ENERGY PARTNERS, L.P.
                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
                                     PART I

Item 1.   Business                                                                                    3
Item 2.   Properties                                                                                 13
Item 3.   Legal Proceedings                                                                          14
Item 4.   Submission of Matters to a Vote of Security Holders                                        16

                                     PART II

Item 5.   Market for Registrant's Common Units and Related Security
              Holder Matters                                                                         17
Item 6.   Selected Financial Data                                                                    18
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                              19
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk                                 30
Item 8.   Financial Statements and Supplementary Data                                                31
Item 9.   Disagreements on Accounting and Financial Disclosure                                       31

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                         32
Item 11.  Executive Compensation                                                                     35
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                                                         40
Item 13.  Certain Relationships and Related Transactions                                             41

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                             42

                                     PART I

ITEM 1. BUSINESS

GENERAL

     EOTT Energy Partners, L.P., a Delaware limited partnership, through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil, refined petroleum products, natural gas liquids and related activities. EOTT Energy Partners, L.P.'s principal business segments are its North American - East of Rockies crude oil gathering and marketing operations, its Pipeline Operations and its West Coast Operations, which include crude oil gathering and marketing, refined products marketing and a natural gas liquids business (see Note 14 to the Consolidated Financial Statements for certain financial information by business segment). Unless the context otherwise requires, the terms "EOTT" and the "Partnership" herein refer to EOTT Energy Partners, L.P., its affiliated limited partnerships, and for periods prior to the Partnership's initial public offering in March 1994, EOTT Energy Corp., its wholly-owned subsidiary, EOTT Energy Ltd., and its affiliated company, Enron Products Marketing Company.

     In 1999, EOTT Energy Partners, L.P. formed EOTT Energy Finance Corp. as a direct wholly-owned subsidiary. This entity was set up in connection with a debt offering to facilitate certain investors' ability to purchase EOTT's senior notes, more fully described in Note 7 to the Consolidated Financial Statements.

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

OVERVIEW

     EOTT is one of the largest independent crude oil gathering and marketing companies in North America. EOTT gathers and markets from over 33,000 oil wells in 18 states and Canada, averaging 427,100 barrels per day during 2000. In addition, EOTT is engaged in interstate and intrastate crude oil transportation, crude oil terminalling and storage activities, and crude oil blending. EOTT purchases crude oil from various producers and operators and markets to refiners and other customers nationwide. EOTT transports crude oil through pipelines, including approximately 8,200 miles of active EOTT gathering and transmission pipelines, and trucking operations, which includes a fleet of 285 owned or leased trucks. There are approximately 12.2 million barrels of active storage capacity associated with field tanks.

     EOTT engages in the following business activities:

     o GATHERING AND MARKETING. EOTT gathers, stores and transports crude oil in the United States and Canada. This involves purchasing and gathering crude oil from producers and other sellers for subsequent sale to refiners and other customers. EOTT gathers crude oil from over 3,200 producers and operators, of which approximately 91% of the volumes are from independent producers and the remaining 9% are from major integrated oil companies. EOTT operates gathering systems in all major production areas in the lower 48 states. EOTT also provides certain accounting and administrative services to some producers and operators. EOTT believes that its ability to offer reliable and reasonably priced services to producers and operators is a key factor in maintaining lease crude oil volumes and in obtaining new lease volumes. Most of these operations are included in the North American Crude Oil - East of Rockies business segment.

     o PIPELINE OPERATIONS. Through the Partnership's common carrier pipeline systems, EOTT transports crude oil for its gathering and marketing operations and for third parties pursuant to published tariff rates regulated by the Federal Energy Regulatory Commission and state regulatory authorities. EOTT transported an average of 583,700 barrels per day in 2000, a significant portion of which was transported for EOTT's own gathering and marketing operations. EOTT conducts these operations in its Pipeline Operations business segment. Approximately 85% of the revenues of the Pipeline Operations business segment for the twelve months ended December 31, 2000, were generated from tariffs charged to the North American Crude Oil - East of Rockies business segment and sales of crude oil inventory to the North American Crude Oil
        - East of Rockies business segment.

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


NORTH AMERICAN CRUDE OIL - EAST OF ROCKIES OPERATIONS

     EOTT's crude oil gathering and marketing operations consist of purchasing and gathering crude oil from producers and operators in 18 states and Canada for subsequent sale to refiners and other customers. Gathering and marketing of crude oil consists of:

     o purchasing lease crude oil from producers and operators at the oil well and in bulk from aggregators at major pipeline interconnects and marketing locations,

     o transporting crude oil on the Partnership's own proprietary or common carrier pipelines, through its fleet of trucks or on assets owned and operated by third parties,

     o buying and selling crude oil or exchanging it for either another grade of crude oil or for crude oil at a different geographic location or delivery time in order to increase margins or meet contract delivery requirements, and

     o marketing crude oil to refiners, large integrated oil companies and other customers.

     As a gatherer and marketer, EOTT seeks to earn profits primarily by buying crude oil at competitive prices, efficiently transporting and handling the purchased crude oil and marketing the crude oil to refinery customers or other trade partners. EOTT purchases and sells crude oil primarily under contracts with 30-day renewable terms, with some contracts having terms from two months to one year. In December 1998, the Partnership entered into a 15-year supply contract at market-based prices with Koch Oil Company, now Koch Petroleum Group, L.P., for less than 25% of EOTT's lease crude oil volumes.

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

     EOTT engages in several types of purchases, sales and exchanges of crude oil. Most transactions EOTT enters into are at market responsive prices for a term or duration of 90 days or less, with a large number of transactions on a 30-day renewable basis. These purchases are automatically renewable on a month-to-month basis until terminated by either party. The purchases are typically based on EOTT's posted prices, or the price at which EOTT is willing to pay producers in a particular region, plus a bonus. The bonus is determined based on grade of oil, transportation costs and competitive factors. Both the posted price and the bonus change in response to market conditions. Posted prices can change daily, and bonuses, in general, can change every 30 days as contracts renew. Conducting business under these short-term contracts with multiple producers helps EOTT reduce the overall basis risk. (the risk that price relationships between delivery points, grades of crude oil or delivery periods will change). See "Business - Risk Management Services / Derivatives."

     The North American Crude Oil - East of Rockies operation is organized into five operating regions. Of the 427,100 barrels per day of lease crude oil EOTT purchased in 2000, approximately 408,200 barrels per day or 96% was gathered in the North American Crude Oil - East of Rockies business segment. The remainder of the lease crude oil was gathered in the West Coast region.

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

     Generally, as EOTT purchases lease crude oil, it enters into corresponding sale transactions involving physical deliveries of crude oil to third party users, such as independent refineries, or corresponding sales of futures contracts on the NYMEX. This process enables EOTT to minimize its exposure related to price risk until it makes physical delivery of the crude oil. After purchase of a lease barrel, EOTT may re-market that barrel both in the futures and physical markets in order to maximize the value of the lease crude oil volumes. Throughout the process, EOTT seeks to maintain a substantially balanced position at all times with respect to lease volumes; however, EOTT has certain risks which cannot be completely hedged such as basis risks and the risk that transportation costs will change.

     Market conditions significantly impact EOTT's sales and marketing strategies. During periods when the demand for crude oil is weak, the market for crude oil is often in contango, meaning that the price of crude oil in a given month is less than the price of crude oil in a subsequent month. In a contango market, storing crude oil is favorable, because storage owners at major trading locations can simultaneously purchase production at low current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is backwardated, meaning that the price of crude oil in a given month exceeds the price of crude oil in a subsequent month. A backwardated market has a positive impact on marketing margins because crude oil gatherers can capture a premium for prompt deliveries.

Producer Services

     Purchasing crude oil from producers and operators is done on the basis of competitive pricing and reliable and responsive customer service. EOTT believes its ability to offer enhanced customer services to producers and operators is an important factor in maintaining lease crude oil volumes and in obtaining new volumes. Services offered include gathering capabilities, timely pickup of crude oil from producers' tanks at the lease or production point, accurate measurement of crude oil volumes delivered, and certain accounting and administrative services. Accounting and administrative services include processing division orders (dividing payments among the owners of interests in a lease), providing statements of the crude oil purchased by EOTT each month, disbursing production proceeds to interest owners and calculation and payment of severance and production taxes on behalf of interest owners. In order to compete effectively, EOTT must efficiently handle title and division order issues and payment and regulatory reporting of all severance and production taxes. EOTT must do this in a professional and timely manner, thereby ensuring the prompt and correct processing or payment of crude oil production proceeds and taxes. These producer services will continue to be a key component in EOTT's strategy as the smaller producers find it difficult to maintain these services internally.

PIPELINE OPERATIONS

     Through the common carrier pipeline systems, EOTT transports crude oil for the North American Crude Oil - East of Rockies and West Coast business segments and third party customers pursuant to published tariff rates regulated by the Federal Energy Regulatory Commission ("FERC") and state regulatory authorities. Accordingly, EOTT offers transportation services to any shipper of crude oil, provided that the crude oil meets the conditions and specifications contained in the applicable pipeline tariff. During 2000, EOTT's Pipeline Operations business segment transported an average of approximately 583,700 barrels per day through its regulated pipeline systems. Pipeline revenues are primarily a function of the level of crude oil transported through the pipeline, known as throughput, and the applicable pipeline tariffs. Approximately 85% of the revenues from the Pipeline Operations business segment for the twelve months ended December 31, 2000 were generated from tariffs charged to the North American Crude Oil - East of Rockies business segment and sales of crude oil inventory to the North American Crude Oil - East of Rockies business segment. The operating income from the Pipeline Operations business segment is primarily generated by the difference between the published tariff and the fixed and variable costs of operating the pipelines.

     The General Partner entered into an agreement with Enron Pipeline Services Company ("EPSC"), a wholly owned subsidiary of Enron Corp., to provide certain operating and administrative services to the General Partner, effective October 1, 2000. These services were previously performed directly by the General Partner. The agreement provides that the General Partner will reimburse EPSC for its costs and expenses in rendering the services. The General Partner will in turn be reimbursed by the Partnership. The arrangement is not expected to increase the costs and expenses borne by the Partnership.

     EOTT believes that pipelines provide the lowest-cost method of transportation, and accordingly, EOTT has focused on increasing the percentage of barrels transported on pipelines through acquisitions of pipeline assets. EOTT's extensive pipeline network allows it to be the low-cost operator in many of the regions in which it operates. In addition, EOTT has the opportunity to add incremental cash flow at marginal additional cost given that its pipeline system operates at approximately two-thirds of capacity.

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

     EOTT acquired assets from Koch Pipeline Company, L.P. ("Koch") in 1998 that improved the transportation economics of the blending and marketing activities and greatly expanded the existing natural gas liquids marketing business on the West Coast. These assets primarily included a gas processing plant with 20 million cubic feet per day of gas processing capacity, a fractionation plant with 8,000 barrels per day of fractionation capacity and five million gallons of refrigerated propane storage along with related distribution facilities.

     The primary function of lease crude oil gathering on the West Coast is to support the crude blending operation. EOTT purchases crude oil from a number of producers on the West Coast, ranging from small independents to major oil companies. The West Coast lease crude oil volumes are transported by a variety of pipeline gathering systems as well as by truck.

     The acquisition of the fractionation plant from Koch has given EOTT the ability to produce natural gasoline, which is a valuable component of the crude blending operation. The fractionator and the associated five million gallon refrigerated storage facility has also turned EOTT into a major participant in the wholesale marketing of propane on the West Coast.

     The bulk of EOTT's profitability in the West Coast market is derived from crude oil blending and natural gas liquids marketing. The margins for the West Coast crude oil business are primarily tied to EOTT's ability to upgrade heavy sour crude into a medium gravity, Alaskan North Slope type of crude oil, called Line 63. To accomplish this, EOTT gathers crude oil by truck and pipeline and delivers it to proprietary blend stations strategically placed along EOTT's gathering system.

     In addition, the West Coast Operations include a refined petroleum products marketing business. This business specializes mostly in marketing distillate and gasoline at terminals.

RISK MANAGEMENT SERVICES/DERIVATIVES

     EOTT attempts to minimize its exposure to commodity prices. Generally, as EOTT purchases lease crude oil at prevailing market prices, EOTT enters into corresponding sales transactions involving physical deliveries of crude oil to third party users, such as refiners or other trade partners, or a sale of futures contracts on the NYMEX. This process gives EOTT the opportunity to profit on the transaction at the time of purchase and to minimize EOTT's exposure to commodity price fluctuations.

     Sophisticated price risk management strategies, including those involving price hedges using NYMEX futures contracts, are very important in maintaining or increasing EOTT's gross margins. Such hedging techniques require significant resources dedicated to the management of futures positions and physical inventories. Another important element of the hedging techniques is the accurate estimation of lease crude oil volumes that will actually be purchased when EOTT picks them up from the producers. EOTT effects transactions both in the futures and physical markets in order to deliver the crude oil to its highest value location or otherwise to maximize the value of the crude oil EOTT controls. Throughout the process, EOTT seeks to maintain a substantially balanced risk position at all times. EOTT does have certain risks that cannot be completely hedged such as basis risks (the risk that price relationships between delivery points, grades of crude oil or delivery periods will change) and the risk that transportation costs will change, and from time to time enters into transactions providing for purchases and sales in future periods in which the volumes of crude oil are balanced but where either the purchase or sale prices are not fixed at the time at which the transactions are consummated. In such cases, EOTT is subject to the risk that prices may change or that price changes will not occur as anticipated. EOTT's ability to maintain or increase the gross margins and to protect the Partnership from adverse price changes is dependent on the success of the marketing and price risk management strategies. EOTT can make no assurance that the marketing and price risk management strategies will be successful in protecting the Partnership from risks or in maintaining the gross margins at desirable levels.

CREDIT

     Credit review and analysis are integral to EOTT's crude oil purchases marketing activities. Payment for all or substantially all of the monthly lease crude oil gathered is sometimes made to the operator of the lease. The operator, in turn, is responsible for the correct payment and distribution of such production proceeds to the proper parties. In these situations, EOTT determines whether the operator has sufficient financial resources to make such payments and distributions and to indemnify and defend EOTT in the event any third party should bring a protest, action or complaint in connection with the ultimate distribution of production proceeds by the operator.

     When EOTT markets crude oil, it determines the amount, if any, of the line of credit to be extended to any given customer. EOTT uses a proprietary credit rating system that analyzes credit suitability and determines the amount of credit extended. Since typical sales transactions can involve tens of thousands of barrels of crude oil, the risk of non-payment and non-performance by customers is a major consideration in the Partnership's business. EOTT believes its sales are made to creditworthy entities or entities with adequate credit support, of which approximately two-thirds have investment grade credit ratings. However, EOTT can make no assurances that its credit policies and procedures will be successful in preventing a significant loss from customer default.

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

     EOTT competes with major oil companies, large independent crude gatherers and a large number of small independent gatherers. EOTT's principal competitors in the purchase of leasehold crude oil production include BP Amoco PLC, Equiva (the joint venture of Shell and Texaco Trading & Transportation Co., Inc.), Gulfmark Energy, Inc., Plains All American, Sun Refining & Marketing and TEPPCO Partners, L.P.

ENVIRONMENTAL MATTERS

     EOTT is subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. At the federal level, such laws include, among others, the Clean Air Act, the Clean Water Act, the Oil Pollution Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the National Environmental Policy Act, as each may be amended from time to time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that EOTT will not incur such costs in material amounts. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and EOTT anticipates that there will be continuing changes. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for EOTT and other businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. EOTT will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

     The Clean Air Act controls, among other things, the emission of volatile organic compounds, nitrogen oxides, and all other ozone-producing compounds in order to protect national ambient air quality in accordance with standards established for ozone and other pollutants. Such emissions may occur from the handling or storage of petroleum or natural gas. The sources of emissions that are subject to control and the types of controls required are a matter of individual state air quality control implementation plans that set forth emission limitations. Both federal and state laws impose substantial administrative, civil and even criminal penalties for violation of applicable requirements. As part of its regular overall evaluation of current operations, EOTT assesses the need for new, or amendment of existing, air permits at its properties. EOTT believes that its overall operations are in substantial compliance with applicable air requirements.

     EOTT generates wastes, including hazardous wastes, that are subject to the federal Resources Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain oil and gas exploration and production wastes generated by EOTT that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" and therefore be subject to more rigorous and costly operating and disposal requirements.

     The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances that have been released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the ordinary course of EOTT's operations, substances may be generated that fall within the definition of "hazardous substances." Although EOTT has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by EOTT or under other locations where such wastes have been taken for disposal. Moreover, EOTT may own or operate properties that in the past were operated by third parties whose operations were not under EOTT's control. Those properties and any wastes that may have been disposed or released on them may be subject to CERCLA, RCRA and analogous state laws, and EOTT potentially could be required to remediate such properties.

     The Clean Water Act, as amended by the Oil Pollution Act of 1990 ("OPA"), controls, among other things, the discharge of oil and other petroleum products into waters of the United States. The Clean Water Act provides penalties for any unauthorized discharges of pollutants (including petroleum products) into waters of the United States and imposes substantial potential liability for the costs of responding to an unauthorized discharge of pollutants, such as an oil spill. State laws governing the control of water pollution also provide varying administrative, civil and criminal penalties and liabilities in the event of a release of petroleum or other related products in surface waters or the ground. Federal and state permits for such water discharges may be required.

     OPA also imposes a variety of requirements on "responsible parties" for oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term "responsible party" includes the owner or operator of an oil or gas facility that could be the source of an oil spill affecting jurisdictional waters of the United States. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. OPA establishes a liability limit for onshore facilities of up to $350 million while the limit for offshore facilities is all removal costs plus up to $75 million in other damages. However, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill response plan, and a demonstration of the operator's ability to pay for environmental cleanup and restoration costs likely to be incurred in connection with an oil spill. Failure to comply with these OPA requirements or inadequate cooperation in a spill event may subject a responsible party to administrative, civil or criminal actions. The General Partner believes that EOTT is in substantial compliance with the requirements of OPA and that any noncompliance would not have a material adverse effect on EOTT's financial condition and results of operations.

     The National Environmental Policy Act ("NEPA") may apply to certain extensions or additions to a pipeline system. Under NEPA, if any project is to be undertaken which would significantly affect the quality of the environment and require a permit or approval from a federal agency, the federal agency may require preparation of a detailed environmental impact study. The issuance by a federal agency of a permit or approval to construct or extend a pipeline system may constitute a major federal action under NEPA. The effect of NEPA may be to delay or prevent construction of new facilities or to alter their location, design or method of construction. Similar state laws may also be applicable.

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Estimated liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability and insurance recovery, if any, are based upon currently available facts, existing technology and presently enacted laws and regulations. These estimated liabilities and recoveries from insurance are subject to revision in future periods based on actual costs or new information and are included in the balance sheet at undiscounted amounts.

     EOTT may experience future releases of crude oil into the environment or discover releases that were previously unidentified. While an inspection program is maintained on EOTT's pipelines to prevent and detect such releases, damages and liabilities incurred due to any future environmental releases could affect EOTT's business. The management of EOTT believes that its operations and facilities are in general compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters the resolution of which, individually or in the aggregate, would have a materially adverse effect on EOTT's financial position or results of operations. No assurance can be given, however, as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently anticipated. In the event of future increases in costs, EOTT may be unable to pass on those increases to its customers.

REGULATION

     EOTT is subject to a variety of federal and state regulations relating to its interstate and intrastate pipeline transportation and safety activities, motor carrier activities, and commodities trading business, the most significant of which are discussed below.

Pipeline FERC Regulation

     Interstate Regulation Generally. EOTT's interstate common carrier pipeline operations are subject to rate regulation by the FERC under the provisions of the Interstate Commerce Act ("ICA"). These operations include the Hobbs Pipeline in New Mexico and Texas, the crude oil system in Mississippi and Alabama ("the Mississippi-Alabama Pipeline"), the crude oil systems acquired from CITGO Pipeline Company ("CITGO Pipelines"), portions of the crude oil systems acquired from Koch Pipeline Company, L.P. ("Koch Pipelines") and crude oil systems acquired from Texas-New Mexico Pipe Line Company ("Texas-New Mexico Pipelines"). The ICA requires, among other things, that petroleum pipeline rates be just and reasonable and non-discriminatory. The ICA permits interested parties to challenge proposed new or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon the completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues collected during the pendency of the investigation in excess of those that would have been collected under the prior tariff. In addition, the FERC, upon complaint or on its own motion and after investigation, may order a carrier to change its rate prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.

     Energy Policy Act of 1992 and Subsequent Developments. In October 1992, Congress passed the Energy Policy Act of 1992, which, among other things, required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by issuing several orders, including Order No. 561. As of January 1, 1995, Order No. 561 enabled petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline's filed rate, Order No. 561 requires the pipeline to reduce its rate to comply with the lower ceiling. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. Since July of 1995, EOTT has annually amended its tariffs on all of its regulated pipelines as provided by FERC regulations. Although no assurance can be given that the tariffs charged by EOTT will ultimately be upheld if challenged, EOTT believes that the tariffs now in effect for all of its pipelines are within the maximum rates allowed under the current FERC guidelines.

     In issuing Order No. 561, the FERC retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances.

     In addition to the regulatory considerations noted above, it is expected that the tariff rates of the Hobbs, Mississippi-Alabama, CITGO, Koch and Texas-New Mexico Pipelines will continue to be constrained by competitive and other market factors.

     State Regulation. EOTT's intrastate pipeline transportation activities are subject to various state laws and regulations, as well as orders of regulatory bodies pursuant thereto.

     Petroleum Pipeline Safety Regulation. EOTT's petroleum pipelines are subject to regulation by the Department of Transportation with respect to the design, installation, testing, construction, operation, replacement, and management of pipeline facilities. In addition, EOTT must permit access to and copying of records, and to prepare certain reports and provide information as required by the Secretary of Transportation. Comparable regulation exists in some states in which EOTT conducts intrastate common carrier or private pipeline operations.

     Pipeline safety issues are currently receiving significant attention in various political and administrative arenas at both the state and federal levels. Significant expenses could be incurred by EOTT if additional safety requirements are imposed that exceed the current pipeline control system capabilities.

Trucking Regulation

     Generally, EOTT operates its fleet of trucks as a private carrier. Additionally, it is engaged in contract carrier hauling of crude oil in Louisiana and natural gas liquids in California for third parties. In Oklahoma, Texas, Alabama and Mississippi, EOTT hauls salt water, crude oil and other fluids for others as a common carrier. Although a private or common carrier that transports property in interstate commerce is not required to obtain operating authority from the Surface Transportation Board, the carrier is subject to certain motor carrier safety regulations issued by the Department of Transportation. The trucking regulations extend to driver operations, keeping of log books, truck manifest preparations, safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. EOTT is also subject to Occupational Safety and Health Administration ("OSHA") regulations with respect to its trucking operations.

     EOTT provides contract and common carrier services pursuant to permits issued by the various state regulatory agencies. Accordingly, EOTT as a common or contract carrier is also subject to certain safety regulations related to service and operations.

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

Other Regulation

     EOTT currently markets refined products at the wholesale level in four states. EOTT markets reformulated gasoline in California and oxygenated gasoline and conventional gasoline in ozone non-attainment areas during control periods. EOTT is subject to extensive federal and state laws and regulations governing product specifications, transfer documentation, record keeping and sampling. Many of these laws and regulations impose significant financial penalties for non-compliance.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

     The statements in this Annual Report on Form 10-K that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussion under "Business -

Environmental Matters," the discussion under "Legal Proceedings," the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters, Environmental Matters and Outlook." Any forward-looking statements are not guarantees of future performance, and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in obtaining additional lease crude oil barrels and maintaining existing lease crude oil barrels, demand for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, industry conditions, the ability of the Partnership to avoid environmental liabilities, developments at FERC relating to pipeline tariff regulation, the successful resolution of litigation, the success of the Partnership's risk management activities and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.


ITEM 2.  PROPERTIES

PIPELINE AND TRANSPORTATION ASSETS AND PROPERTIES

     At year end 2000, EOTT owned and operated approximately 8,200 miles of active crude oil gathering and transmission pipelines, including the assets acquired from Koch Pipeline Company, L.P. and Texas-New Mexico Pipe Line Company discussed below, covering fourteen states (Alabama, Arkansas, California, Louisiana, Mississippi, New Mexico, Oklahoma, Texas, Kansas, Nebraska, Colorado, Montana, North Dakota and South Dakota), including approximately 7,400 miles of regulated intrastate and interstate common carrier pipeline systems located in Alabama, Louisiana, Mississippi, Texas, New Mexico, Oklahoma, Kansas, Nebraska, Colorado, California, Montana, North Dakota and South Dakota. There are approximately 12.2 million barrels of active storage capacity associated with field tanks. By state, the pipeline assets are as follows:

                     COMMON CARRIER PIPELINES                                PROPRIETARY PIPELINES
                     ------------------------                                ---------------------
                                          MILES BY STATE                                   MILES BY STATE
                                          --------------                                   --------------
         Alabama.................                43            Alabama.................          38
         Arkansas................                --            Arkansas................           2
         California..............                16            California..............         158
         Colorado................                91            Colorado................          --
         Kansas..................             1,025            Kansas..................          --
         Louisiana...............               348            Louisiana...............         131
         Mississippi.............               306            Mississippi.............         267
         Montana.................               146            Montana.................          --
         Nebraska................                62            Nebraska................          --
         New Mexico..............             1,158            New Mexico..............         157
         North Dakota............               435            North Dakota............          --
         Oklahoma................             1,422            Oklahoma................          --
         South Dakota............                38            South Dakota............          --
         Texas...................             2,348            Texas...................           4
                                              -----                                             ---
                   Total.........             7,438                      Total.........         757
                                              =====                                             ===


     In two separate transactions, on July 1 and December 1, 1998, the Partnership acquired approximately 4,200 miles of active intrastate and interstate common carrier pipelines in Texas, Oklahoma, Kansas, Nebraska, Colorado, Louisiana, California, Montana, North Dakota, and South Dakota from Koch Pipeline Company, L.P. Storage associated with the pipeline systems totals approximately 3.5 million barrels. In addition, EOTT acquired a gas processing plant referred to as Plant 8, with 20 million cubic feet per day of gas processing capacity; a fractionation plant with 8,000 bpd of fractionation capacity; five million gallons of refrigerated propane storage and related distribution facilities.

     On May 1, 1999, EOTT acquired crude oil transportation and storage assets in West Texas and New Mexico from Texas-New Mexico Pipe Line Company which included approximately 1,800 miles of common carrier crude oil pipelines.

     EOTT operates six active barge facilities in Louisiana, and one in Alabama. Approximately 2.2 million barrels of storage capacity are associated with these barge facilities. EOTT owns two terminal facilities for the storage and terminalling of bulk petroleum products in Ohio, which are currently held for sale, and one refined products terminal in Alabama. Approximately 431,000 barrels of storage capacity are associated with these bulk petroleum product facilities.


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

     McMahon Foundation and J. Tom Poyner vs. Amerada Hess Corporation, et al. (Including EOTT Energy Operating Limited Partnership), Civil Action No. H-96-1155; United States District Court, Southern District of Texas, Houston Division (Texas Federal Anti-Trust Suit). This suit was filed on April 10, 1996 as a class action complaint for violation of the federal antitrust laws and involves several major and independent oil companies and marketers as defendants. The relevant area is the entire continental United States, except for Alaska, New York, Ohio, Pennsylvania, West Virginia and the Wilmington Field at Long Beach, California. The plaintiffs claim that there is a combination and conspiracy among the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the price paid for the first purchase of lease production oil sold from leases in which the class members own interests. This was allegedly accomplished by agreement of the defendants to routinely pay for first purchases at posted prices rather than competitive market prices and maintain them in a range below competitive market prices through an undisclosed scheme of using posted prices in buy/sell transactions among themselves to create the illusion that posted prices are genuine market prices. The plaintiffs allege violations from October of 1986 forward. No money amounts were claimed. See summary paragraph below for current status.

     Randolph Energy, Inc., et al. vs. Amerada Hess Corporation, et al., Civil Action No. 2:97CV273PG; In the United States District Court for the Southern District of Mississippi, Jackson Division (Mississippi Federal Anti-Trust Suit). EOTT received its summons in this matter on August 18, 1997. The case was filed on August 5, 1997 and is a class action complaint for alleged violation of the federal antitrust laws which involves several major and independent oil companies and marketers as defendants. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. The issues appear to be a duplication of the issues in the Texas Federal Anti-Trust Suit previously discussed. No money amounts were claimed. See summary paragraph below for current status.

     Cameron Parish School Board, et al. vs. Texaco, Inc., et al.; Civil Action No. C-98-111; In the United States District Court for the Western District of Louisiana, Lake Charles Division (Louisiana Federal Anti-Trust Suit). This case was originally filed as a state law claim in Louisiana. When the case was removed to federal court, the anti-trust claims were added, similar to the claims made in the Texas Federal Anti-Trust Suit and the Mississippi Federal Anti-Trust Suit. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. The issues appear to be a duplication of the issues in the Texas Federal Anti-Trust Suit and the Mississippi Federal Anti-Trust Suit, both previously discussed. On October 22, 1998, the judge granted the Plaintiffs' motion to amend the petition and add additional defendants. The Partnership and the General Partner were added to the case as defendants at that time. No money amounts were claimed. See summary paragraph below for current status.

     Summary. The Texas Federal Anti-Trust Suit, the Mississippi Federal Anti-Trust Suit and the Louisiana Federal Anti-Trust Suit, along with several other suits to which EOTT is not a party, were consolidated and transferred to the Southern District of Texas by Transfer Order dated January 14, 1998. The Judicial Panel on Multidistrict Litigation made this recommendation due to similarity of issues in the cases. EOTT and the General Partner, along with a number of other defendants, have entered into a class-wide settlement with the defendants which was approved by the Court on April 7, 1999, with a Final Judgment entered on August 11, 1999. Several appeals have been filed concerning the settlement. Consequently, the settlement has not been funded, nor has the case been dismissed.

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

     Export License with United States Department of Commerce. EOTT has applied for and maintained Export Licenses through the U.S. Department of Commerce ("DOC") since 1994. These licenses authorized EOTT to export crude oil to Canada. Each license provided an applicable license quantity and value of merchandise as authorized by the DOC to be exported. The licenses generally covered either a one or two year period. In early 1999, as it was preparing a new license application, EOTT discovered that it had exported more barrels and value than had been authorized by the DOC under EOTT's current (and prior) license. Pursuant to Section 764.5 of the Export Administration Regulations, EOTT filed a Voluntary Disclosure with the DOC on February 5, 1999, giving the DOC notice of these license overruns. The next formal stage of the Voluntary Disclosure process will be for the DOC to issue a Charging Letter to EOTT regarding a proposed fine for the export license overruns. To date, EOTT does not have any information as to when or in what amount the Charging Letter will be issued.

     John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001 by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). EOTT purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent and malicious in failing to accurately report and remediate the spill. With respect to EOTT, the plaintiffs are seeking damages arising from any contamination of the soil or groundwater since EOTT acquired the pipeline in question. No specific amount of money damages was claimed, and it is not possible to determine any potential exposure to EOTT at this stage of the matter. In response to the Kniffen Estates Suit, EOTT filed a cross-claim against Tex-New Mex. In the cross-claim, EOTT claims that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. Additionally, EOTT is asserting claims of gross negligence, fraud and specific performance. Due to the early stages of the proceedings, it is not possible to speculate on the possible outcome of this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER
        MATTERS.

     The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.

                                                                      Price Range
                                                                  -------------------         Cash
                                                                    High        Low       Distributions
                                                                  -------     -------     -------------
2000
     First Quarter..............................................  $14.250     $11.125        $0.475
     Second Quarter.............................................   15.000      13.188         0.475
     Third Quarter..............................................   16.125      13.063         0.475
     Fourth Quarter.............................................   17.000      14.250         0.475


1999
     First Quarter..............................................  $17.500     $15.375        $0.475
     Second Quarter.............................................   18.750      17.000         0.475
     Third Quarter..............................................   19.250      14.563         0.475
     Fourth Quarter.............................................   16.500      12.250         0.475

----------
     Distributions are shown in the quarter paid to Common Unitholders


     As of February 15, 2001, there were approximately 388 record holders of the Partnership's Common Units, and there were an estimated 15,600 beneficial owners of the Common Units held in a street name. There is no established public trading market for the Partnership's Subordinated Units. The Partnership will distribute 100% of its Available Cash as defined in the Partnership Agreement within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash disbursements and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form of which is filed or has been filed previously as an exhibit hereto. Distributions of Available Cash to the Subordinated Unitholders will be subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution of $0.475 per Unit ("MQD") for each quarter during the Subordination Period and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     As discussed further in Note 8 to the Consolidated Financial Statements, Enron increased its cash distribution support to the Partnership in February 1999 to $29 million in exchange for Additional Partnership Interests ("APIs") if necessary to support the Partnership's ability to pay the MQD on Common Units with respect to quarters ending on or prior to December 31, 2001. Enron purchased $2.5 million of APIs in connection with the distribution for the first quarter of 1999 and $6.8 million of APIs in connection with the distribution for the fourth quarter of 1999.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)
         (In Thousands, Except Per Unit and Operating Data)

                                                                            Year Ended December 31,
                                             ------------------------------------------------------------------------------------
                                                 2000              1999            1998 (1)           1997               1996
                                             ------------      ------------      ------------      ------------      ------------
INCOME DATA:
Revenue ................................     $ 11,614,005      $  8,664,401      $  5,294,697      $  7,646,099      $  7,469,730
Cost of sales ..........................       11,374,090         8,452,086         5,162,092         7,533,054         7,320,203
                                             ------------      ------------      ------------      ------------      ------------
Gross margin ...........................          239,915           212,315           132,605           113,045           149,527
Operating expenses .....................          161,090           153,194           104,425            96,158           101,945
Depreciation and amortization ..........           33,868            33,136            20,951            16,518            15,720
Impairment of assets ...................               --                --                --             7,961                --
                                             ------------      ------------      ------------      ------------      ------------
Operating income (loss) ................           44,957            25,985             7,229            (7,592)           31,862
Interest and related charges, net ......          (28,780)          (28,942)           (9,491)           (6,041)           (3,211)
Other income (expense), net ............           (2,344)              742            (1,805)             (766)              158
                                             ------------      ------------      ------------      ------------      ------------
Income (loss) before cumulative
   effect of accounting change (2) .....     $     13,833      $     (2,215)     $     (4,067)     $    (14,399)     $     28,809
                                             ============      ============      ============      ============      ============
Net income (loss) (2) ..................     $     13,833      $       (468)     $     (4,067)     $    (14,399)     $     28,809
                                             ============      ============      ============      ============      ============
Basic income (loss) per Unit:
   Common ..............................     $       0.49      $      (0.06)     $      (0.17)     $      (0.75)     $       1.50
                                             ============      ============      ============      ============      ============
   Subordinated ........................     $       0.49      $       0.06      $      (0.26)     $      (0.75)     $       1.50
                                             ============      ============      ============      ============      ============
Diluted income (loss) per Unit .........     $       0.49      $      (0.02)     $      (0.21)     $      (0.75)     $       1.50
                                             ============      ============      ============      ============      ============
Cash distributions per Common Unit .....     $       1.90      $       1.90      $       1.90      $       1.90      $       1.90
                                             ============      ============      ============      ============      ============

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets ...........................     $  1,492,993      $  1,558,661      $    965,820      $    782,921      $  1,026,197
Total debt (3) .........................          235,000           309,055           328,313           109,300            62,728
Partners' capital (2) (4) ..............           96,364           120,117            75,582            62,093           106,173
Additional Partnership Interests(5) ....            9,318             2,547            21,928            12,775             9,091
Capital expenditures (6) ...............           14,270            58,729           266,569            22,837             6,723
Cash distributions .....................           37,586            30,380            22,842            29,681            28,831

OPERATING DATA:
North American Crude Oil - East of
   Rockies Operations:
   Total lease volumes (thousand bpd) ..            408.2             408.8             285.6             282.4             278.6
Pipeline Operations:
   Average volumes (thousand bpd) ......            583.7             513.7             188.3             142.3             103.8

----------

(1) Includes one month of results of operations associated with the assets acquired from Koch Pipeline Company, L.P. on December 1, 1998.
(2) 1997 includes nonrecurring charges of $8.0 million related to asset impairments and $2.0 million of severance costs related to the exit of the East of Rockies refined products business and corporate realignment. 1999 includes nonrecurring charges of $7.8 million of costs related to mid-continent NGL activity and $2.0 million of severance costs for reduction of workforce. 2000 includes nonrecurring income of $0.6 million related to an insurance recovery related to the theft of NGL product in 1999 partially offset by charges related to mid-continent NGL activity and severance costs related to a former officer of the company. See additional discussion in Note 6 to the Consolidated Financial Statements.
(3)  Excludes other long-term liabilities.
(4) Partners' Capital in 1999 includes the issuance of 3,500,000 Common Units to the public in September 1999. See additional discussion in Note 7 to the Consolidated Financial Statements.
(5) In February 1999, Enron contributed $21.9 million in Additional Partnership Interests to the Partnership pursuant to its commitment made in connection with the Support Agreement. See additional discussion in Note 9 to the Consolidated Financial Statements. In May 1999 and February 2000, Enron paid $2.5 million and $6.8 million, respectively, in support of EOTT's first and fourth quarter 1999 distributions to its Common Unitholders in exchange for Additional Partnership Interests.
(6) 1997 includes $12 million for the purchase of crude gathering and pipeline assets in Arkansas, Louisiana and Texas. 1998 includes $258.1 million for the purchase of crude oil gathering and transportation assets in multiple states. 1999 includes $38.4 million for the purchase of crude oil transportation and storage assets in New Mexico and Texas. See additional discussion in Note 4 to the Consolidated Financial Statements.

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

OVERVIEW

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT purchases, gathers, transports, stores and resells crude oil and other petroleum products. EOTT's principal business segments are North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations (see Note 14 to our Consolidated Financial Statements for certain financial information by business segment).

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

     Throughout the marketing process, EOTT seeks to maintain a substantially balanced risk position at all times. EOTT does have certain risks that cannot be completely hedged, such as a portion of certain basis risks. Basis risk arises when crude oil is acquired by a purchase or exchange that does not meet the specifications of the crude oil EOTT is contractually obligated to deliver, whether in terms of geographic location, grade or delivery schedule. In accordance with its risk management policy, EOTT seeks to limit price risk and maintain margins through a combination of physical sales, NYMEX hedging activities and exchanges of crude oil with third parties.

     EOTT's operating results are sensitive to a number of factors including: grades or types of crude oil, variability in lease crude oil barrels produced, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities, and timing and costs (including storage) involved in delivering crude oil to the appropriate customer.

     Gross margin from gathering, marketing and pipeline operations varies from period-to-period, depending to a significant extent upon changes in the supply and demand of crude oil and the resulting changes in United States crude oil inventory levels. The gross margin from gathering and marketing operations is generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of gathering and transportation. In addition to purchasing crude oil at the wellhead, EOTT purchases crude oil in bulk at major pipeline terminal points and major marketing points and enters into exchange transactions with third parties. These bulk and exchange transactions are characterized by large volumes and narrow profit margins on purchase and sale transactions, and the absolute price levels for crude oil do not necessarily bear a relationship to gross margin, although such price levels significantly impact revenues and cost of sales. Because period-to-period variations in revenues and cost of sales are not generally meaningful in analyzing the variation in gross margin for gathering and marketing operations, such changes are not addressed in the following discussion.

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

Pipeline Operations

     Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. A majority of the pipeline revenues are generated by transporting crude oil at published pipeline tariffs for the North American Crude Oil - East of Rockies business segment. Approximately 85% of the revenues of the Pipeline Operations business segment for the twelve months ended December 31, 2000 were generated from tariffs charged to the North American Crude Oil - East of Rockies business segment and sales of crude oil inventory to the North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of the Pipeline Operations business segment and are addressed in the following discussions of the Pipeline Operations business segment.

     Effective October 1, 2000, the General Partner entered into an agreement with Enron Pipeline Services Company ("EPSC"), a wholly owned subsidiary of Enron Corp., to provide certain operating and administrative services to the General Partner. These services were previously performed directly by the General Partner. The agreement provides that the General Partner will reimburse EPSC for its costs and expenses in rendering the services. The General Partner will in turn be reimbursed by the Partnership. The arrangement is not expected to increase the costs and expenses borne by the Partnership.

ACQUISITIONS AND FINANCINGS

     On September 29, 1999, EOTT issued 3,500,000 Common Units to the public with net proceeds to EOTT of $52.9 million. On October 1, 1999, EOTT issued to the public $235 million of 11% senior notes. The senior notes are due October 1, 2009, and interest is paid semiannually. The senior notes are guaranteed by all of EOTT's operating limited partnerships. The net proceeds from the issuance of the notes and the issuance of the Common Units were used to repay loans and short-term borrowings from Enron.

     On May 1, 1999, EOTT acquired crude oil transportation and storage assets in West Texas and New Mexico from Texas-New Mexico Pipe Line Company which included approximately 1,800 miles of common carrier crude oil pipelines. The Partnership paid $33.0 million in cash and recorded a $4 million liability related to assumed environmental obligations and financed the acquisition using short-term borrowings from Enron.

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

     On December 1, 1998, the Partnership acquired certain additional crude oil gathering and transportation assets in key oil producing regions from Koch. The asset purchase included approximately 3,900 miles of active crude oil pipelines, crude oil transport trucks, meter stations, vehicles, storage tanks and lease purchase contracts for approximately 180,000 barrels of lease crude oil per day from production in 11 central and western states including Texas, Oklahoma, Kansas and California (the "Assets"). The total purchase price of the Assets was $235.6 million and included consideration given to Koch of $184.5 million in cash, 2,000,000 Common Units and 2,000,000 Subordinated Units. EOTT financed the cash portion of the purchase price through borrowings from Enron, consisting of a $42 million bridge loan, $135.7 million of term debt, and $6.8 million from the Partnership's existing credit facility with Enron. EOTT also increased its existing credit facility with Enron to $1 billion in order to provide increased credit support for the Partnership because of its increased size following the Koch acquisitions.

     The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for the twelve months ended December 31, 2000, 1999, and 1998, and the financial condition at December 31, 2000 and 1999, reflect the activities of EOTT Energy Partners, L.P. and its subsidiary partnerships ("EOTT" or the "Partnership").

RESULTS OF OPERATIONS

     EOTT reported net income of $13.8 million or $0.49 per diluted Unit for 2000, a net loss of $0.5 million or $0.02 per diluted Unit for 1999, and a net loss of $4.1 million or $0.21 per diluted Unit for 1998. Excluding nonrecurring items, EOTT reported net income of $13.2 million or $0.47 per diluted Unit for 2000, net income of $9.3 million or $0.37 per diluted Unit in 1999 and a net loss of $4.1 million or $0.21 per diluted Unit in 1998. Nonrecurring income of $0.6 million in 2000 included income of $2.5 million resulting from an insurance settlement related to the theft of NGL product in 1999, offset by nonrecurring charges of $1.9 million which are primarily related to severance charges for a former officer and the closing of the remaining contract for mid-continent NGL activities. The nonrecurring loss of $9.8 million in 1999 included a $6.2 million charge for the theft of NGL product, concealment of commercial activities and other unauthorized actions by a former employee, $1.6 million related to incremental costs to terminate contracts prior to maturity during the wind down of the mid-continent NGL activity, and a $2 million severance charge for workforce reductions.

     Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," was adopted January 1, 1999. The cumulative effect of adopting Issue 98-10 was $1.7 million and is reflected as an increase in net income in the Consolidated Statement of Operations.

     The increase in net income, excluding nonrecurring items, for the twelve months ended December 31, 2000 compared to the same period in 1999 is due to improvements in the Pipeline Operations and the North American Crude Oil - East of Rockies business segments related to improved market conditions and owning assets acquired from Texas-New Mexico Pipe Line Company for all of 2000. The factors increasing net income were partially offset by higher operating costs related to owning the assets from Texas-New Mexico Pipe Line Company for all of 2000 and higher energy and environmental costs.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                               Year Ended December 31,
                                                       ---------------------------------------
                                                         2000           1999           1998
                                                       ---------      ---------      ---------
Revenues:
     N. A. Crude Oil - East of Rockies ...........     $10,710.2      $ 8,042.8      $ 4,637.8
     Pipeline Operations .........................         140.3          118.5           31.5
     West Coast Operations .......................         893.3          654.0          590.1
     Corporate and Other (1) .....................            --             --          110.7
     Intersegment eliminations ...................        (129.8)        (150.9)         (75.4)
                                                       ---------      ---------      ---------
       Total .....................................     $11,614.0      $ 8,664.4      $ 5,294.7
                                                       =========      =========      =========

Gross margin:
     N. A. Crude Oil - East of Rockies (2) .......     $    81.3      $    78.2      $    92.0
     Pipeline Operations .........................         136.7          115.7           30.9
     West Coast Operations .......................          21.9           18.4            9.7
                                                       ---------      ---------      ---------
       Total .....................................     $   239.9      $   212.3      $   132.6
                                                       =========      =========      =========

Operating Income (Loss):
     N. A. Crude Oil - East of Rockies ...........     $     1.9      $    (2.5)     $    28.0
     Pipeline Operations .........................          66.2           51.0            4.3
     West Coast Operations .......................          (0.4)          (2.2)           0.2
     Corporate and Other (1) .....................         (22.8)         (20.3)         (25.3)
                                                       ---------      ---------      ---------
       Total .....................................     $    44.9      $    26.0      $     7.2
                                                       =========      =========      =========

(1) 1998 results include the East of Rockies refined products business which was exited in 1997.

(2) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from the Pipeline Operations segment. Intersegment transportation costs and purchases of crude oil inventory from the Pipeline Operations segment were $119.3 million, $89.9 million and $24.5 million for the twelve months ended December 31, 2000, 1999 and 1998, respectively.


     The North American Crude Oil - East of Rockies business segment and West Coast Operations business segment are characterized by generally very thin and variable profit margins on purchase and sale transactions. Absolute price levels for crude oil and other petroleum products do not necessarily bear a direct relationship to margins per barrel, although such price levels significantly impact revenues and cost of sales. Gross margin is the difference between the sales price of crude oil or other petroleum products and the cost of crude oil and products purchased, including costs paid to third parties for transportation and handling charges. As a result, period-to-period variations in revenues and cost of sales are not meaningful, and therefore are not discussed for the North American Crude Oil - East of Rockies and West Coast Operations business segments. Pipeline Operations revenues are primarily a function of the level of crude oil transported through the pipeline, known as throughput, and the applicable pipeline tariffs.

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1999

     North American Crude Oil - East of Rockies. The North American Crude Oil - East of Rockies segment had operating income of $1.9 million in 2000 compared to an operating loss of $2.5 million in 1999. The improved market conditions, continued optimization of crude oil bulk sales activities and the elimination of certain low margin crude oil lease volumes were largely responsible for the increase in operating income. Intersegment costs charged by the Pipeline Operations segment were $119.3 million and $89.9 million for the years ended December 31, 2000 and 1999, respectively. Gross margin increased $3.1 million to $81.3 million due primarily to improved market conditions and the elimination of low margin crude oil lease volumes. Lease crude oil purchases averaged 408,200 barrels per day ("bpd") for 2000, substantially unchanged from the annual average of 408,800 bpd in 1999. Operating expenses of $79.4 million for 2000 were $1.3 million lower than 1999 due primarily to lower employee related costs and amortization expense partially offset by increased gasoline and diesel costs.

     Pipeline Operations. Pipeline Operations had operating income of $66.2 million in 2000 compared to $51.0 million in 1999. Revenues increased $21.8 million to $140.3 million in 2000 due primarily to increased activity related to the acquisition of pipelines from Texas-New Mexico Pipe Line Company. Approximately $119.3 million or 85% and $89.9 million or 76% of revenues for the years ended December 31, 2000 and 1999, respectively, were generated from tariffs charged to the North American Crude Oil segment and sales of crude oil inventory to the North American Crude Oil segment. Pipeline volumes were 583,700 bpd in 2000 compared to 513,700 bpd in 1999. Operating expenses of $70.5 million in 2000 were $5.8 million higher than 1999 due primarily to owning the assets acquired from Texas-New Mexico Pipe Line Company for a full year, as well as higher energy and environmental costs.

     West Coast Operations. West Coast Operations had an operating loss of $0.4 million in 2000 compared to an operating loss of $2.2 million in 1999. Excluding nonrecurring income of $1.3 million for 2000, West Coast Operations had an operating loss of $1.7 million compared to recurring operating income of $5.6 million for 1999. Nonrecurring income for 2000 includes $2.5 million attributable to reimbursements received in the second quarter of 2000 in connection with an insurance claim related to the theft of NGL product in 1999 by a former employee offset by charges of $1.2 million related to the remaining contracts for the NGL activity. Nonrecurring charges for 1999 reflect a $6.2 million charge for the theft of NGL product, concealment of commercial activities and other unauthorized actions by a former employee and $1.6 million related to incremental costs to terminate contracts prior to their maturity in winding down the mid-continent NGL activity. The mid-continent NGL activity originally served as a supply source for the West Coast crude oil blending operations prior to the acquisition of assets from Koch. The significant decline in gross margin, excluding nonrecurring items, is due to the limited availability of blending stock for the crude oil operations as a result of the high prices for natural gas products during 2000. Operating expenses of $22.3 million in 2000 were $1.7 million higher than 1999 due primarily to higher third party truck transportation costs and plant fuel costs.

     Corporate and Other. Corporate and other costs of $22.8 million for 2000 were $2.5 million higher compared to 1999 due primarily to higher employee related costs and depreciation partially offset by lower system operating costs. Interest and related charges, net for 2000 were $28.8 million compared to $28.9 million in 1999. Other income (expense), net, consisting primarily of discount fees on the sale of receivables, gains (losses) on transactions denominated in foreign currency and gains on sales of fixed assets, decreased $3.1 million to an expense of $2.3 million in 2000 primarily due to higher discount fees on the sale of receivables incurred in 2000 and losses on transactions denominated in foreign currency.

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

     Pipeline Operations. Pipeline Operations had operating income of $51.0 million in 1999 compared to $4.3 million in 1998. Revenues, which include eight months of activity related to the asset acquisition from Texas-New Mexico Pipe Line Company in 1999, increased $87.0 million to $118.5 million in 1999 due primarily to increased activity related to the acquisitions of pipelines from Koch and Texas-New Mexico Pipe Line Company. Approximately $89.9 million or 76% and $24.5 million or 78% of revenues for the years ended December 31, 1999 and 1998, respectively, were generated from tariffs charged to the North American Crude Oil segment. Pipeline volumes were 513,700 bpd in 1999 compared to 188,300 bpd in 1998. Operating expenses of $64.7 million in 1999 were $38.1 million higher than 1998 due primarily to higher employee related costs, operating costs and depreciation associated with the acquisitions of assets from Koch and Texas-New Mexico Pipe Line Company.

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

     Corporate and Other. Corporate and other costs of $20.3 million for 1999 were $5.0 million lower compared to 1998 due primarily to a $1.0 million write-off of certain information system development costs in 1998 and lower severance costs in 1999. Interest and related charges, net for 1999 were $28.9 million compared to $9.5 million in 1998 due to the higher average debt in 1999 due to the financing of the acquisitions from Koch and Texas-New Mexico Pipe Line Company. Other income (expense), net, consisting primarily of gains on transactions denominated in foreign currency and gains on sales of fixed assets, increased $2.5 million to income of $0.7 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

General

     Management anticipates that short-term liquidity as well as sustaining capital expenditures for the foreseeable future will be funded primarily by cash generated from operations, commodity repurchase agreements and sales of receivables. Additionally, through December 31, 2001, EOTT may access the $100.0 million working capital line under the $1.0 billion Enron credit facility, described below. To the extent EOTT makes future significant acquisitions, the Partnership may be required to seek financing from other sources. No assurance can be given that this financing will be available from Enron or another source. The Partnership may also issue additional limited partner interests, the proceeds from which could be used to reduce indebtedness, provide additional funds for acquisitions or other Partnership needs.

Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $154.2 million in 2000 compared to $69.3 million in 1999. The increase in operating cash flow is primarily attributable to the sale of certain trade receivables and reduced inventory levels due to the market being backwardated during 2000.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $12.6 million in 2000 compared to $53.3 million in 1999. The decline is primarily due to the asset acquisition from Texas-New Mexico Pipe Line Company in 1999. Cash additions to property, plant, and equipment of $14.3 million in 2000 primarily include $4.0 million for pipeline connections and improvements, and $4.1 million for computer hardware and software. Proceeds from asset sales were $1.6 million in 2000 compared to $1.4 million in 1999.

     The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be approximately $7 - $10 million each year. The level of capital expenditures by the Partnership will vary depending upon prevailing energy markets, general economic conditions and the current regulatory environment.

Cash Flows From Financing Activities

     Net cash used in financing activities totaled $104.9 million in 2000 compared to $1.5 million in 1999. The 2000 amount represents a reduction of repurchase agreements outstanding and distributions paid to Unitholders for the period October 1, 1999 through September 30, 2000. The 1999 amount represents borrowings to fund working capital needs and acquisition financing reduced by distributions paid to Unitholders for the period October 1, 1998 through September 30, 1999.

     Cash distributions paid to Unitholders were $37.6 million and $30.4 million for 2000 and 1999, respectively. The 1999 first quarter distribution was paid using $2.5 million in cash support from Enron. The 1999 fourth quarter distribution was paid in February 2000 using $6.8 million in cash support from Enron. See further discussion in Note 9 to the Consolidated Financial Statements regarding Enron's distribution support. The increase in distributions paid to Unitholders in 2000 is due to the additional 3,500,000 Common Units issued in September 1999 and a cash distribution of $0.20 per Unit ($1.8 million) paid to all Subordinated Unitholders for the third quarter of 2000. In addition, a cash distribution of $0.20 per Unit ($1.8 million) was paid to all Subordinated Unitholders on February 14, 2001 related to the fourth quarter of 2000.

Acquisition of Assets

     On May 1, 1999, EOTT acquired crude oil transportation and storage assets in West Texas and New Mexico from Texas-New Mexico Pipe Line Company which included approximately 1,800 miles of common carrier crude oil pipelines. EOTT paid $33 million in cash and financed the acquisition using short-term borrowings from Enron.

Working Capital and Credit Resources

The Partnership has a credit facility with Enron to provide credit support in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron facility is $1.0 billion, and it contains sublimits of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at LIBOR plus 250 basis points per annum. Prior to the maturity of the Enron facility, EOTT expects to replace the portion of this facility used for guarantees and letters of credit with a facility for approximately $300 million with third party financial institutions. Based upon the Partnership's financial performance and the Partnership's current efforts to seek open lines of credit with suppliers, management believes that a $300 million facility will be sufficient to support its marketing activities. The Partnership's need for working capital loans is expected to be met utilizing the commodity repurchase agreements or sales of certain receivables.

     The Enron facility is subject to defined borrowing base limitations relating to the Partnership's activities and to the maintenance and protection of the collateral. The Enron facility permits distributions to Unitholders subject to certain limitations based on the Partnership's earnings and other factors. These covenants and restrictions are not expected to materially affect the Partnership's ability to operate its ongoing business. The Enron facility is secured by a first priority lien on and security interest in all receivables and inventory of the Partnership. The borrowing base is the sum of cash and cash equivalents, specified percentages of eligible receivables, inventory, and products contracted for or delivered but not billed. The Enron facility is non-recourse to the General Partner. The Partnership is restricted from entering into additional financing arrangements without the prior approval of Enron.

     On September 29, 1999, EOTT issued 3,500,000 Common Units to the public, with net proceeds to EOTT of $52.9 million. On October 1, 1999, EOTT issued to the public $235 million of 11% senior notes. The senior notes are due October 1, 2009, and interest is paid semiannually on April 1 and October 1. The senior notes are fully and unconditionally guaranteed by all of EOTT's operating limited partnerships. On or after October 1, 2004, EOTT may redeem the notes, and prior to October 1, 2002, EOTT may redeem up to 35% of the notes with proceeds of public or private sales of equity at specified redemption prices. Provisions of the senior notes could limit additional borrowings, sale and lease back transactions, affiliate transactions, distributions to Unitholders or merger, consolidation or sale of assets if certain financial performance ratios are not met. The net proceeds from the issuance of the 11% senior notes and the issuance of the Common Units were used to repay loans and short-term borrowings from Enron.

     At December 31, 2000, EOTT had $103.3 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $537.5 million of which $458.8 million were used. At December 31, 1999, EOTT had $143.5 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $427.0 million of which $378.5 million were used.

     The General Partner believes that the Enron facility, commodity repurchase agreements, sales of certain receivables and any new facility to replace the Enron facility will be sufficient to support the Partnership's crude oil purchasing activities and working capital and liquidity requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

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

     EOTT has an agreement with a third party which provides for the financing of purchases of crude oil inventory utilizing forward commodity repurchase agreements. At December 31, 2000, there were no repurchase agreements outstanding. At December 31, 1999, EOTT had outstanding repurchase agreements of approximately $74.1 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 21, 2000 for approximately $74.5 million.

     EOTT has entered into an agreement with a third party which provides for the sale of up to an aggregate amount of $100 million of certain trade receivables outstanding at any one time. As of December 31, 2000 and 1999, $45 million and $50 million, respectively, of receivables had been sold under this agreement. Discount fees related to the sales are reflected in other, net expenses. EOTT has accounted for these transactions as a sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and the related cash received is reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

     The Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash disbursements and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, forms of which have been filed as exhibits to this Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     MQD is $0.475 per Unit. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million ($19.7 million of which remains available) in exchange for Additional Partnership Interests ("APIs"). See further discussion in Note 9 regarding Enron's distribution support.

Summarized Financial Information of the General Partner

     EOTT Energy Corp., a wholly owned subsidiary of Enron Corp., serves as the General Partner of the Partnership. Summary financial information for 2000 and 1999 is shown below, in thousands:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2000            1999
                                                         -------         -------
          Balance Sheet Data (at end of period)
            Total assets .............................   $60,328         $52,904
            Total liabilities.........................   $ 9,979         $ 3,841
            Shareholder's equity......................   $50,349         $49,063

          Income Statement Data:
            Net income................................   $ 1,159         $ 1,050

     Enron Corp. is a publicly traded company listed on the New York Stock Exchange. Financial information about Enron Corp. can be obtained from its filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

OTHER MATTERS

      Early last year, the Partnership identified certain systems integration issues relating to its new computerized marketing and accounting system, and the Partnership immediately commenced an extensive review and analysis of the implementation of the new system. As a result of these efforts, the Partnership identified and quantified the impacts of the systems integration issues relating to its new computerized marketing and accounting system and recorded appropriate financial statement adjustments in the first quarter of 2000. The Partnership has implemented additional control processes and procedures that it believes are sufficient to permit the preparation of timely and accurate financial information, including additional preventative and monitoring controls to ensure the integrity and reliability of financial information generated by the system as well as additional system training for users.

      Due to changes in market conditions, EOTT and Koch Petroleum Group, L.P. ("Koch Petroleum") modified a 15-year contract between the parties, which began December 1, 1998, whereby EOTT supplies crude oil to Koch Petroleum at market based prices. Koch Petroleum and EOTT amended the supply volume price for six months, beginning September 1, 2000. In February 2001, Koch Petroleum and EOTT extended the term of the amendment for an additional six months, beginning March 1, 2001.

     Beginning with the quarterly period ending March 31, 2001, EOTT will begin reporting derivative activities consistent with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which has been adopted as of January 1, 2001, requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Under SFAS No. 133, EOTT is required to "mark-to-market" all of its derivative instruments at each period end. This contrasts with pre-2001 accounting principles which generally only required transactions designated as energy trading activities to be marked-to-market. Changes in the market value of EOTT's derivative instruments resulting from the mark-to-market process will represent unrealized gains and losses. Such unrealized gains or losses will change, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. In general, SFAS No. 133 could result in fluctuations in net income in periods of price volatility. SFAS No. 133 requires that as of the date of the initial adoption, the difference between the market value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As previously discussed, this impact will be reflected in EOTT's first quarter 2001 financial statements. The adoption of SFAS No. 133 will result in a benefit of approximately one million to net income which will be reflected as a cumulative effect of a change in accounting principle.

ENVIRONMENTAL MATTERS

     EOTT is subject to extensive federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, and which require expenditures for remediation at various operating facilities and waste disposal sites, as well as expenditures in connection with the construction of new facilities. EOTT believes that its operations and facilities are in general compliance with applicable environmental regulations. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and EOTT anticipates that there will be continuing changes. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for EOTT and other businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. EOTT will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Estimated liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability and insurance recovery, if any, are based upon currently available facts, existing technology and presently enacted laws and regulations. These estimated liabilities and recoveries from insurance are subject to revision in future periods based on actual costs or new information and are included in the balance sheet at undiscounted amounts.

     EOTT may experience future releases of crude oil into the environment or discover releases that were previously unidentified. While an inspection program is maintained on EOTT's pipelines to prevent and detect such releases, damages and liabilities incurred due to any future environmental releases could affect EOTT's business. The management of EOTT believes that its operations and facilities are in general compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters the resolution of which, individually or in the aggregate, would have a materially adverse effect on EOTT's financial position or results of operations. No assurance can be given, however, as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently anticipated. In the event of future increases in costs, EOTT may be unable to pass on those increases to its customers.

OUTLOOK

     Historically, the crude oil gathering and marketing business has been very competitive with thin and variable profit margins. The ability to generate margin in the crude oil marketing and gathering business is not tied to the absolute price level of crude oil prices but is generated by the difference between the price at which crude oil is sold and the price paid and other costs incurred in the purchase and transportation of the crude oil. The fluctuations in market related indices and the overall levels of supply and demand cannot be projected with certainty.

     Our business model of extracting the greatest margin per barrel continued to evolve during 2000. The new executive management team is focusing on analyzing all aspects of the business to ensure that the greatest value is realized in all aspects of EOTT's business. Responsibility for performance in our core crude oil gathering and marketing business is transitioning to a regional decentralized approach from a historical centralized approach and the management of EOTT's assets is also transitioning to separate reporting responsibilities. The outsourcing of substantially all of the pipeline operations is one example of the results of analyzing how EOTT runs the business and allowing EOTT to focus on managing the value of the barrels. With the implementation of new information systems and anticipated enhancements of those systems planned in the near term, the employees of EOTT will be provided with better analytical information and more timely information to make decisions on maximizing the value of each barrel including whether to use company or third party assets for transportation or to exchange those volumes.

      EOTT paid a cash distribution of $0.475 per Unit to all its Common Unitholders and a cash distribution of $0.20 per Unit to all its Subordinated Unitholders on February 14, 2001 without any distribution support from Enron. The Partnership intends to continue to pay MQDs to Common Unitholders in the future. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs up to $29 million ($19.7 million of which remains available at February 14, 2001) to the Common Unitholders through the fourth quarter 2001.

      EOTT will continue to pursue attractive acquisition or business combination opportunities to increase the scale of its business, and cash flow, and reduce earnings variability. Acquisitions that result in increased lease purchase volumes should help to enhance EOTT's gathering, marketing and trading opportunities. EOTT's management is committed to continually improving internal business processes in all operational, marketing, and administrative areas and thereby achieve improvements in productivity.

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

     Interest Rate Risk. Interest rate risk is the result of having variable rate debt obligations, as changing interest rates impact the discounted value of future cash flows and fixed rate debt obligations which impact the change in fair value.

     Foreign Currency Exchange Rate Risk. Foreign currency exchange rate risk is the result of EOTT's Canadian operations. The primary purpose of EOTT's foreign currency hedging activities is to protect against the volatility associated with foreign currency purchase and sale transactions.

COMMODITY PRICE RISK

     EOTT has performed a value at risk analysis of virtually all of its financial assets and liabilities. Value at risk incorporates numerous variables that could impact the fair value of EOTT's investments, including commodity prices and foreign exchange rates, as well as correlation within and across these variables. EOTT estimates value at risk commodity and foreign exchange exposures using a model based on Monte Carlo simulation of delta/gamma positions, which captures a significant portion of the exposure related to open futures contracts. The value at risk method utilizes a one-day holding period and a 95% confidence level. Cross-commodity correlations are used as appropriate. The use of the value at risk model allows management to aggregate risks across the Partnership, compare risk on a consistent basis and identify the drivers of risk.

     The following table illustrates the value at risk for commodity price risk (in millions):

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
         Commodity price  (1)........................      $0.2          $(1.5)

     (1) The above value at risk amount represents financial derivative commodity instruments, primarily commodity futures contracts, entered into to hedge future physical crude oil purchase commitments. The commitments to purchase physical crude oil have not been included in the above value at risk computation.

INTEREST RATE RISK

     The Partnership's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Enron facility has a maturity of December 2001. At December 31, 2000, no amounts were outstanding under the Enron facility. In October 1999, EOTT issued $235 million of 11% senior notes due in 2009. At year-end the fair value of these notes approximated $253.7 million.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The General Partner provides such services or obtains such services from third parties or its affiliates and is reimbursed for substantially all of its direct and indirect costs and expenses including compensation and benefit costs.

     The Board of Directors of the General Partner has established a committee (the "Audit Committee") consisting of three individuals who are neither officers nor employees of the General Partner or any affiliate of the General Partner. The Audit Committee has the authority to review, at the request of General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the Audit Committee has the authority and responsibility for selecting the Partnership's independent public accountants, reviewing the Partnership's annual audit and resolving accounting policy questions.

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

                                          Years Employed
                                            by Enron or
              Name                 Age   its Subsidiaries                Position
              ----                 ---   ----------------                --------
    Stanley C. Horton..........    50           27            Chairman of the Board and Chief Executive Officer
    Dana R. Gibbs..............    41            8            President, Chief Operating Officer and Director
    John H. Duncan ............    72            -            Director
    Dee S. Osborne ............    69            -            Director
    Edward O. Gaylord..........    69            -            Director
    Daniel P. Whitty ..........    69            -            Director
    Kenneth L. Lay ............    58           23            Director
    Lawrence Clayton, Jr. .....    47            -            Senior Vice President and Chief Financial Officer
    Mary Ellen Coombe..........    50           20            Vice President, Human Resources and Administration
    Molly M. Sample............    45            9            Vice President and General Counsel
    Lori L. Maddox.............    36            4            Vice President and Controller

     Stanley C. Horton was elected to the EOTT Energy Corp. Board of Directors in May 1998. He was elected Chairman of the Board of EOTT Energy Corp. in May 2000 and became Chief Executive Officer in June 2000. Mr. Horton is the Chairman and Chief Executive Officer of Enron Transportation Services Co. and has held that position since January 1997. From February 1996 to January 1997, he was Co-Chairman and Chief Executive Officer of Enron Operations Corp and from June 1993 to February 1996, he was President and Chief Operating Officer of Enron Operations Corp. Mr. Horton was appointed to the Partnership Policy Committee and Management Committee of Northern Border Partners, L.P. in December 1998. Mr. Horton serves as Chairman of the Board of Directors of the Interstate Natural Gas Association. He also serves as a Director of Gas Industry Standards Board and Gas Technology Institute.

     Dana R. Gibbs joined EOTT Energy Corp. as Executive Vice President in April 1999 and became President and Chief Operating Officer and Director in June 2000. He served as Vice President of Enron North America Corp. from 1992 to 1999. Prior to joining Enron, he was Vice President Finance to MG Natural Gas Corp. from 1990 to 1992. Mr. Gibbs served as Experienced Manager with Arthur Andersen LLP where he worked for nine years.

     John H. Duncan was elected to the EOTT Energy Corp. Board of Directors in January 1993 and appointed to the Compensation Committee in February 1993. Mr. Duncan's principal occupation has been investments since 1990. Mr. Duncan is also a director of Group I Automotive Inc.

     Dee S. Osborne was elected to the EOTT Energy Corp. Board of Directors and appointed to the Audit Committee and Compensation Committee in February 1993. Mr. Osborne serves as President of Crest Investment Company. He is a director and Chairman of the Audit Committee of Ocean Energy, Inc.

     Edward O. Gaylord has served as a member of the Board of Directors since January 1993. Mr. Gaylord served as Chairman of the Board of EOTT Energy Corp. from February 1993 until May 2000. He was elected in December 1995 as a member of the Audit Committee. Mr. Gaylord owned and managed Gaylord & Company, a private venture capital firm, and he has owned interests in and managed various trucking, storage and manufacturing entities in his career of more than 30 years. Mr. Gaylord serves on the Board of Directors of Imperial Sugar Company, Seneca Foods Corporation, Federal Reserve Bank of Dallas - Houston Branch, and the General Partner of Kinder Morgan Energy Partners, L.P.

     Daniel P. Whitty was elected to the EOTT Energy Corp. Board of Directors in January 1993 and appointed to the Audit Committee and the Compensation Committee in February 1993. Mr. Whitty serves as Chairman of the Audit Committee. Mr. Whitty is an independent financial consultant and serves as the Chairman of the Audit Committee of Northern Border Partners, L.P. and as a director of Enron Equity Corp. and Enron Funding Corp. He has also served as a director of Methodist Retirement Communities, Inc. and a Trustee of the Methodist Retirement Trust. Until his retirement in 1988, Mr. Whitty served 35 years with Arthur Andersen LLP and was elected to its worldwide partnership in 1962.

     Kenneth L. Lay was elected to the EOTT Energy Corp. Board of Directors in January 1993. Mr. Lay has been Chairman of the Board and Chief Executive Officer of Enron for over fifteen years. From 1986 until February 12, 2001, he was also the Chief Executive Officer of Enron. Mr. Lay is also a director of Eli Lily and Company, Compaq Computer Corporation, i2 Technologies, Inc. and NewPower Holdings, Inc.

     Lawrence Clayton, Jr. has served as Senior Vice President and Chief Financial Officer since September 2000. Prior to joining EOTT Energy Corp., Mr. Clayton was Senior Vice President and Chief Financial Officer at Aquila Energy Corp., a subsidiary of Utilicorp United, Inc. from 1994 to 2000. From June 1990 to May 1994, he served as Vice President and Chief Financial Officer of Sunrise Energy Services, Inc., an independent marketer and gatherer of natural gas.

     Mary Ellen Coombe has served as Vice President, Human Resources and Administration of EOTT Energy Corp. since December 1992. Ms. Coombe has served in various Human Resources and Administration positions within Enron since joining Enron Corp. in September 1980.

     Molly M. Sample has served as Vice President and General Counsel since February 2001. She served as General Counsel from September 2000 to January 2001. Ms. Sample has served in various legal positions since joining Enron Corp. in April 1991.

     Lori L. Maddox has served as Vice President and Controller since February 2001 and Chief Accounting Officer since October 1996. Prior to joining EOTT Energy Corp., Ms. Maddox was associated with Arthur Andersen LLP where she became a Senior Manager and served in the Energy Group for ten years.

     Officers of EOTT Energy Corp. will not receive any additional compensation for serving EOTT Energy Corp. as members of the Board of Directors or any of its committees. Each director who is not an employee of EOTT Energy Corp. or Enron Corp. will receive an annual fee of $16,000 for serving as a director. Non-employee directors will be paid a fee of $2,000 for each director's meeting attended and $1,000 for each committee meeting attended. In addition, each non-employee audit committee member will be paid a fee of $4,000 annually.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires certain executive officers and all directors of the General Partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during 2000 its reporting persons complied with all applicable filing requirements in a timely manner, except Enron Corp. and Dana R. Gibbs did not timely file one report containing one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes certain information regarding compensation paid or accrued by EOTT during each of the last three fiscal years to the Chief Executive Officer and each of EOTT's four other most highly compensated executive officers (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation                 Long-Term Compensation
                                       ---------------------------------   -------------------------------------
                                                                                           Securities
                                                            Other Annual    Restricted     Underlying    LTIP      All Other
                                         Salary     Bonus   Compensation   Stock Awards   Options/SARs  Payouts   Compensation
Name and Principal Position      Year    ($)(1)      ($)       ($)(2)          ($)          (#'s)(3)      ($)        ($)(3)
---------------------------      ---------------------------------------------------------------------------------------------
Stanley C. Horton                2000    80,126          -          -             -              -          -             -
Chief Executive Officer          1999         -          -          -             -              -          -             -
                                 1998         -          -          -             -              -          -             -

Dana R. Gibbs                    2000   225,004    250,000          -             -          5,050          -       111,192
President and Chief              1999   150,000          -          -             -              -          -         4,998
Operating Officer                1998         -          -          -             -              -          -             -

Mary Ellen Coombe                2000   160,000     60,000          -             -          5,050          -        14,022
Vice President, Human            1999   160,000     40,000          -             -              -          -         6,838
Resource and Administration      1998   160,000     15,100          -             -              -          -         3,308

Lori L. Maddox                   2000   150,000     50,000          -             -          5,050          -         3,938
Vice President & Controller      1999   150,000     35,000          -             -              -          -        53,063
                                 1998   146,666     10,100          -             -          6,000          -           500

Molly M. Sample                  2000   139,272     55,000          -             -          5,050          -         9,073
Vice President & General         1999   110,772     25,000          -             -              -          -         3,943
Counsel                          1998   105,851          -          -             -          1,000          -         1,053

----------

     (1) Mr. Horton serves as Chief Executive Officer of Enron Transportation Services, as well as Chief Executive Officer for EOTT. He became Chairman and Chief Executive Officer for EOTT in June 2000. The compensation reported is his compensation for all duties for EOTT for seven months in the year 2000. Enron bears full cost for all payments, except for a fixed amount of $160,253 annually which is paid by EOTT. His cumulative compensation for all duties for Enron for the year 2000 is $520,000 salary; $1.2 million bonus; $15,600 other annual compensation; $1,000,044 restricted stock awards; 108,035 Securities Underlying Options/SARs; $300,000 LTIP Payout and $11,934 in Other Compensation. EOTT paid no cost for Mr. Horton's compensation in the years 1998 and 1999.
     (2) Includes perquisites and other personal benefits if value is greater than the lesser of $50,000 or 10% of reported salary and bonus. Also, Enron maintains three deferral plans for key employees under which payment of base salary, annual bonus and long-term incentive awards may be deferred to a later specified date. Under the 1985 Deferral Plan, interest is credited on amounts deferred based on 150% of Moody's seasoned corporate bond yield index with a minimum rate of 12%, which for 1998, 1999 and 2000 was the minimum rate of 12%. Beginning January of 1996, the 1994 Deferral Plan credits interest based on fund elections chosen by participants. Since earnings on deferred compensation invested in third-party investment vehicles, comparable to mutual funds, need not be reported, no interest has been reported as Other Annual Compensation under the 1994 Deferral Plan during 1998, 1999 and 2000.
     (3) The amounts shown include the value as of year end 1998, 1999 and 2000 of Enron Common Stock allocated during those years to employees' special subaccounts under the Enron Corp. Employee Stock Ownership Plan and 1999 and 2000 matching contributions on employees' Enron Corp. Savings Plan account. Mr. Gibbs received a retention payment in the amount of $100,000 in January, 2000 under the terms of his Employment Agreement dated April, 1999.


Stock Option Grants During 2000

     The following table sets forth information with respect to grants of options pursuant to the Named Officers reflected in the Summary Compensation Table and all employee optionees as a group. No unit options were granted during 2000 under the EOTT Energy Corp. Unit Option Plan. Stock options were granted during 2000 under Enron's 1994 Stock Plan ("1994 Plan"). No SAR units were granted during 2000, and none is outstanding.

                                                    INDIVIDUAL GRANTS
                                         ------------------------------------------
                                                   % OF TOTAL
                                                    OPTIONS/
                                                      SARS
                                                     GRANTED                               POTENTIAL REALIZABLE VALUE AT
                                                       TO                                     ASSUMED ANNUAL RATES OF
                                          OPTIONS/  EMPLOYEES  EXERCISE                      STOCK PRICE APPRECIATION
                                           SARS        IN       OR BASE                         FOR OPTION TERM(1)
                                          GRANTED    FISCAL      PRICE   EXPIRATION  ------------------------------------------
NAME                                        (2)       YEAR      ($/SH)      DATE     0%(3)       5%                   10%
----                                     ---------  ---------  --------  ----------  ----- ---------------      ---------------
S. Horton                EOTT                  -         -            -          -   $-    $             -      $             -
                         Enron Corp.     102,565(4)   0.26%    $47.3125   01/10/07   $-    $     1,975,498      $     4,603,751
                                              50(5)   0.00%    $62.5000   02/07/07   $-    $         1,272      $         2,965
                                           5,420(6)   0.01%    $83.1250   12/29/07   $-    $       183,414      $       427,433

D. Gibbs                 EOTT                  -         -            -          -   $-    $             -      $             -
                         Enron Corp.          50(5)   0.00%    $55.5000   01/18/07   $-    $         1,130      $         2,633
                                           5,000(7)   0.01%    $66.4375   07/05/07   $-    $       135,234      $       315,152

M.E. Coombe              EOTT                  -         -            -          -   $-    $             -      $             -
                         Enron Corp.          50(5)   0.00%    $55.5000   01/18/07   $-    $         1,130      $         2,633
                                           5,000(7)   0.01%    $66.4375   07/05/07   $-    $       135,234      $       315,152

L. Maddox                EOTT                  -         -            -          -   $-    $             -      $             -
                         Enron Corp.          50(5)   0.00%    $55.5000   01/18/07   $-    $         1,130      $         2,633
                                           5,000(7)   0.01%    $66.4375   07/05/07   $-    $       135,234      $       315,152

M. Sample                EOTT                  -         -            -          -   $-    $             -      $             -
                         Enron Corp.          50(5)   0.00%    $55.5000   01/18/07   $-    $         1,130      $         2,633
                                           5,000(7)   0.01%    $66.4375   07/05/07   $-    $       135,234      $       315,152

All Employee and         EOTT                  -         -            -          -   $-    $             -      $             -
  Director Optionees     Enron Corp.  38,774,038(8)    100%    $62.9200(9)     N/A   $-    $ 1,534,290,619(10)  $ 3,888,193,668(10)

All Stock/Unitholders    EOTT                  -         -            -          -   $-    $             -      $             -
                         Enron Corp.         N/A       N/A          N/A        N/A   $-    $29,741,959,299(10)  $75,371,964,338(10)

Optionee Gain as % of    EOTT                N/A       N/A          N/A        N/A    -                  -                    -
  all Unitholders Gain   Enron Corp.         N/A       N/A          N/A        N/A    -               5.16%                5.16%

     (1) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price on Enron Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of Enron Common Stock.
     (2) For Mr. Horton, if a "change of control" (as defined in the Enron Corp. 1991 Stock Plan) were to occur before the options become exercisable and are exercised, the vesting described below will be accelerated and all such outstanding options shall be surrendered and the optionee shall receive a cash payment by Enron in an amount equal to the value of the surrendered options (as defined in the 1991 Stock
          Plan). Enron stock options that were awarded during 2000 were under Enron's 1991 and/or 1994 Stock Plan(s).
     (3) An appreciation in stock price, which will benefit all shareholders, is required for optionees to receive any gain. A stock price appreciation of 0% would render the option without value to the optionees.
     (4) Represents stock options awarded under the Enron Corp. Long-Term Incentive Program. Awards vest 25% on the grant date and 25% on each anniversary thereafter.
     (5) A grant of 50 stock options was provided to each eligible Enron employee in February, 2000, in recognition of Enron stock reaching a fair market value of $50 after the August, 1999, 2-for-1 stock split.
     (6) All eligible Enron employees received an option grant under the Enron Options program. Enron Options provide a grant of options equal to 5% of base annual salary for each year of participation in the program, not to exceed five years of participation. Enron Options program grants that were granted in 2000 will vest 20% each year beginning June 30, 2001.
     (7) Options vest 25% on date of grant and 25% on each anniversary thereafter.
     (8) Includes options awarded on December 31, 2000 under the Enron Options Program.
     (9) Weighted average exercise price of all Enron stock options granted to employees in 2000.
     (10) Appreciation for All Employee and Director Optionees is calculated using the maximum allowable option term of ten years, even though in some cases the actual option term is less than ten years. Appreciation for all shareholders is calculated using an assumed ten-year option term, the weighted average exercise price for All Employee and Director Optionees ($62.92) and the number of shares of Common Stock acquired and outstanding on December 31, 2000

AGGREGATED OPTIONS/SAR EXERCISES DURING 2000 AND OPTION/SAR
     VALUES AT DECEMBER 31, 2000

     The following table sets forth information with respect to the Named Officers concerning the exercise of options under EOTT's and Enron's option plans during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

                                                                                                    Value of Unexercised
                                                                   Number of Securities                In-the-Money
                                                                   Underlying Unexercised             Options/SARs at
                                     Shares                           Options/SARs at                December 31, 2000
                                    Acquired         Value           December 31, 2000                   ($)(1)(2)
                                       on          Realized     ---------------------------     -----------------------------
    Name                            Exercise         ($)        Exercisable   Unexercisable     Exercisable     Unexercisable
------------                        --------     -----------    -----------   -------------     -----------     -------------
S. Horton         EOTT                    --     $        --           --             --        $        --      $       --
                  Enron Corp.        360,002     $20,601,248      233,146        158,527        $13,238,096      $7,362,286
                                                                                                                 ----------
                  Subtotal                                                                                       $7,362,286

D. Gibbs          EOTT                    --     $        --           --         80,000        $        --      $  864,400
                  Enron Corp.         14,924     $   751,982       80,027         24,533        $ 5,073,474      $1,335,333
                                                                                                                 ----------
                  Subtotal                                                                                       $2,199,733

M.E. Coombe       EOTT                    --     $        --           --         60,000        $        --      $   82,500
                  Enron Corp.         10,800     $   755,175       59,263          3,787        $ 3,994,219      $   63,600
                                                                                                                 ----------
                  Subtotal                                                                                       $  146,100

L. Maddox         EOTT                    --     $        --           --             --        $        --      $       --
                  Enron Corp.             --     $        --        8,763          5,287        $   489,171      $  156,835
                                                                                                                 ----------
                  Subtotal                                                                                       $  156,835

M. Sample         EOTT                    --     $        --           --             --        $        --      $       --
                  Enron Corp.             --     $        --        5,013          4,037        $   256,086      $   79,139
                                                                                                                 ----------
                  Subtotal                                                                                       $   79,139


(1) The dollar value for Mr. Gibbs in this column for EOTT Options was calculated by assuming the Subordinated Unit option converts to a Common Unit option and determining the difference between the fair market value of the Common Units and the exercise value of the option at the end of the fiscal year. The value of EOTT Common Units at year-end 2000 was $16.375 and the Subordinated Unit grant price is $ 5.57. These options on Subordinated Units are under a Special Compensation Agreement between Mr. Gibbs and Enron Corp.
     The dollar value for Ms. Coombe in this column for EOTT Options was calculated by assuming the Subordinated Unit option converts to a Common Unit option and determining the difference between the fair market value of the Common Units and the exercise value of the option at the end of the fiscal year. The value of EOTT Energy Common Units at year-end 2000 was $16.375 and the Subordinated Unit grant price is $15.00. These options were granted under the EOTT Energy Unit Option Plan.

(2) The dollar value in this column for Enron Corp. stock options was calculated by determining the difference between the fair market value underlying the options as of December 31, 2000 ($83.1250) and the grant price.

LONG TERM INCENTIVE PLAN AWARDS IN 2000

     In October 1997, the Board of Directors adopted the EOTT Energy Corp. Long Term Incentive Plan ("Plan"). The Plan is intended to provide key employees with Phantom Appreciation Rights ("PAR"), which is a right to receive cash based on the performance of the Partnership prior to the time the PAR is redeemed. The Plan has a five-year term beginning January 1, 1997 and PAR awards vest in 25% increments over a four-year period following the grant year. The following table provides information concerning awards of PARs under the Plan during 2000 pursuant to the Named Officers reflected in the Summary Compensation Table.


                                          Performance                    Future Estimated
                               Number       or Other                      Payments Under
                             of Shares,   Period Until               Non-Stock Based Plans (1)
                              Units or     Maturation      ----------------------------------------------
      Name                     Rights        Payout        Threshold $       Target $        Maximum $
  -------------              ----------   ------------     -------------    -----------    --------------
   S. Horton      EOTT           -              -             $   -           $     -          $   -
   D. Gibbs       EOTT           -              -             $   -           $     -          $   -
   M.E. Coombe    EOTT           -              -             $   -           $     -          $   -
   L. Maddox      EOTT           -              -             $   -           $     -          $   -
   M. Sample      EOTT           -              -             $   -           $     -          $   -

     (1) Future estimated payments were based on a 10% targeted growth for each year of the 5 year performance period. Maximum payments were estimated at a 20% growth rate for the five year performance period.

ENRON BENEFIT AND COMPENSATION PLANS

     EOTT Energy Corp. employees continue benefit accrual under the Enron Corp. Cash Balance Pension Plan. EOTT Energy Corp. employees continue to be eligible for participation in the Enron Corp. Savings Plan.

RETIREMENT PLANS AND SUPPLEMENTAL BENEFIT PLANS

     Enron maintains the Enron Corp. Cash Balance Pension Plan ("Cash Balance Plan") which is a noncontributory defined benefit pension plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula, all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay beginning January 1, 1996. Under the Cash Balance Plan, each employee's accrued benefit will be credited with interest based on ten year Treasury Bond yields. Directors who are not employees are not eligible to participate in the Cash Balance Plan.

     Enron also maintains a noncontributory employee stock ownership plan ("ESOP") which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan prior to December 31, 1994. December 31, 1993 was the final date on which ESOP allocations were made to employees' retirement accounts.

     In addition, Enron has a Supplemental Retirement Plan that is designed to restore payments to certain employees that are lost under the Cash Balance Plan due to the benefit limitations under Internal Revenue Code Section 415 and limitations on considering pay under Internal Revenue Code Section 401(a)(17).

     The following table sets forth the estimated annual benefits payable under normal retirement at age 65, assuming current remuneration levels without any salary projection, and participation until normal retirement at age 65, with respect to the Named Officers under the provisions of the foregoing retirement plans:

                                                        Estimated            Current
                                  Current Credited   Credited Years       Compensation      Estimated Annual
                                     Years of         of Service at          Covered        Benefit Payable
                                    of Service          at Age 65           by Plans        Upon Retirement
                                  ----------------   --------------       ------------      ----------------
   S. Horton.....................      27.0               41.1              $520,000            $233,933
   D. Gibbs......................       8.5               32.0              $225,004            $110,060
   M.E. Coombe...................      20.5               35.4              $160,000            $ 75,528
   L. Maddox.....................       4.3               33.0              $150,000            $ 99,012
   M. Sample.....................       9.8               29.1              $139,272            $ 52,080

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

     Severance arrangements for Mr. Gibbs, Mr. Clayton, Ms. Coombe, Ms. Maddox, and Ms. Sample include an involuntary termination provision pursuant to the executive officer's Employment Agreements. An involuntary termination includes
(a) termination without cause; (b) a termination within 90 days after the happening of one of the following events without the approval of the executive officer: (i) a substantial and/or material reduction in the nature or scope of the executive officer's duties and/or responsibilities, which results in the executive officer no longer having an officer status and results in an overall material and substantial reduction from the duties and stature of the officer position he presently holds, which reduction remains in place and uncorrected for 30 days following written notice of such breach to the General Partner by the executive officer, (ii) a reduction in the executive officer's base pay or an exclusion from a benefit plan or program (except the executive officer may be subject to exclusion from a benefit plan or program as part of a general cutback for all employees or officers) or (iii) a change in the location for the primary performance of the executive officer's services under the agreement to a city which is more than 100 miles away from such location; and (c) a termination by the executive officer within one year after a change of control of the General Partner if one of the events described in (b) has occurred. The severance agreement's, the "confidential information" and "noncompete" provisions will continue for one year following the termination date.

Employment Agreements

     Mr. Gibbs' entered into a new Employment Agreement with EOTT Energy Corp. on July 1, 2000 for a term of three years. The Agreement provides for an annual base salary of not less than $250,000 and an annual incentive plan target of 100%. His annual bonus for calendar year 2000 shall be 100% of his annual base salary if during the four quarters of the year 2000, all distributions to Common Units are met without API support from Enron Corp. Mr. Gibbs shall also receive an additional bonus opportunity of 100% of his annual base salary if during any calendar year under the term of his agreement, conversion requirements under the Partnership Agreement are met to allow conversion of the Subordinated Units to Common Units. The Agreement further provides a retention bonus of $100,000 payable on January 31, 2001. The Agreement provides for post employment noncompete obligations in the event of termination. Per his prior Agreement, Mr. Gibbs received a grant of 53,475 PAR Units under the EOTT Energy Long Term Incentive Plan.

     Mr. Clayton, Ms. Maddox and Ms. Sample entered into Employment Agreements with EOTT Energy Corp. in 2000. Mr. Clayton's agreement is for a term of three years. The Agreement provides for an annual base salary of $225,000 and an annual incentive plan target of 100%. His annual bonus for calendar year 2000, payable in the first quarter of 2001, shall be a minimum amount of $75,000 provided Mr. Clayton meets the identified objectives of EOTT Energy Corp. Per his agreement, Mr. Clayton received a grant of 30,000 EOTT Energy PAR Units under the EOTT Energy Long Term Incentive Plan and 5,000 Enron Corp. options. Ms. Maddox's agreement is for a term of two years. The Agreement provides for an annual base salary of $160,000. Ms. Sample's agreement is for a term of two years. The Agreement provides for an annual base salary of at least $130,000. Mr. Clayton's agreement provides for severance benefits of one year's annual base salary if a voluntary termination occurs within the first year of the term. In the event that the involuntary termination occurs after the first year of the term, the severance benefits are the greater of the remaining months of annual salary under the term of the agreement or one year's annual base salary. Ms. Maddox's and Ms. Sample's agreements provide for severance benefits of two years' base salary in the event of involuntary termination and include confidentiality and noncompete provisions for a period of one year following such termination. A surviving provision of an expired Employment Agreement with Ms. Coombe provides severance benefits of two years' base salary in the event of involuntary termination and include confidentiality and noncompete provisions for a period of one year following such termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The General Partner knows of no one who beneficially owns in excess of five percent of the Common Units of the Partnership except as set forth in the table below.

                                                           Amount and Nature
                                   Name and Address        of Beneficial Ownership   Percent
         Title of Class           of Beneficial Owner      as of February 15, 2000   of Class
     ------------------------   ------------------------   -----------------------   --------
     Common Units               Enron Corp.                       3,276,811            17.74
     Subordinated Units         1400 Smith Street                 7,000,000(1)         77.78
     General Partner Interest   Houston, Texas  77002                     1(1)(2)     100.00

     Common Units               Koch Pipeline Company               997,800             5.40
     Subordinated Units         4111 East 37th Street N.          2,000,000            22.22
                                Wichita, Kansas  67220

----------

     (1)  Held by the General Partner, an indirect subsidiary of Enron Corp.
     (2) The reporting of the General Partner interest shall not be deemed to be a concession that such interest represents a security.

     The following table sets forth certain information as of February 15, 2001, regarding the beneficial ownership of (i) the Common Units and (ii) the common stock of Enron Corp., the parent company of the General Partner, by all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group.

                                                                      AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                            -------------------------------------------------------------
                                                             SOLE VOTING     SHARED VOTING      SOLE VOTING
                                                            AND INVESTMENT   AND INVESTMENT    LIMITED OR NO     PERCENT
      TITLE OF CLASS                   NAME                    POWER(1)          POWER        INVESTMENT POWER   OF CLASS
---------------------------   ---------------------------   --------------   --------------   ----------------   --------
EOTT Energy Partners, L.P.    Stanley C. Horton                  10,000             -                 -             *
Common Units                  Dana R. Gibbs                       6,000             -                 -             *
                              Lawrence Clayton, Jr.               2,500             -                 -             *
                              Mary Ellen Coombe                  60,000         1,000                 -             *
                              Lori L. Maddox                          -             -                 -             *
                              Molly M. Sample                         -             -                 -             *
                              John H. Duncan                      8,500             -                 -             *
                              Edward O. Gaylord                   5,000             -                 -             *
                              Kenneth L. Lay                          -         5,000                 -             *
                              Dee S. Osborne                          -             -                 -             *
                              Daniel P. Whitty                        -             -                 -             *

                              All directors and executive
                              officers as a group
                              (11 in number)                     92,000         6,000                 -             *

Enron Corp.                   Stanley C. Horton                 357,712         3,608             23,223            *
Common Stock                  Dana R. Gibbs                      67,296           930                  -            *
                              Lawrence Clayton, Jr.                   -             -              5,600            *
                              Mary Ellen Coombe                  53,692             -             27,046            *
                              Lori L. Maddox                     11,055             -                147            *
                              Molly M. Sample                     5,276             -              4,022            *
                              John H. Duncan                    174,253        59,584                  -            *
                              Edward O. Gaylord                       -             -                 42            *
                              Kenneth L. Lay                  5,392,718     2,367,897            170,282          1.05%
                              Dee S. Osborne                          -             -                  -            *
                              Daniel P. Whitty                        -             -                  -            *

                              All directors and executive
                              officers as a group
                              (11 in number)                  6,062,002     2,432,019            230,362          1.15%

----------

* Less than 1 percent

     (1) The above table includes Subordinated Units of the Partnership which are subject to conversion into Common Units and which are presently vested: Ms. Coombe, 60,000 units; and all directors and executive officers as a group, 60,000 units. The above table also includes shares of common stock of Enron Corp. which are subject to stock options exercisable within 60 days as follows: Mr. Duncan, 39,755 shares, for which he has shared voting and investment power for 32,384 of such shares; Mr. Lay, 5,285,542 shares, for which he has shared voting and investment power for 1,828,210 of such shares; Ms. Coombe, 53,276 shares; Mr. Gibbs, 66,040 shares; Mr. Horton, 240,322 shares; Ms. Maddox, 10,276 shares; Ms. Sample, 5,276 shares and all directors and executive officers as a group, 5,700,487 shares.
     (2) Includes 2,598 shares held by the spouse of Mr. Horton, for which he may be deemed to have shared voting and investment power.

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

    10.11 --  EOTT Energy Corp. Severance Pay Plan (incorporated by reference to Exhibit 10.16 to Registration
              Statement, File No. 33-73984)

    10.12 --  Executive Employment Agreement effective March 24, 1994 between EOTT Energy Corp. and executive officers with employment agreements (incorporated by reference to Exhibit 10.05 to Registration
              Statement, File No. 33-73984)

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

 ***10.23 --  Crude Oil Supply and Terminalling Agreement dated as of December 1, 1998 between Koch Oil Company and EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.23 to Annual
              Report on Form 10-K for the Year Ended December 31, 1998)

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

 ***10.28 --  Amendment dated December 1, 1998 to the Crude Oil Supply and Terminalling Agreement dated as of
              December 1, 1998 between Koch Oil Company and EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

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

    10.32 --  Form of Executive Employment Agreement between EOTT Energy Corp. and Dana R. Gibbs (incorporated by reference to Exhibit 10.32 to Quarterly Report on form 10-Q for the Period Ended September 30, 2000)

    10.33 --  Form of Executive Employment Agreement between EOTT Energy Corp. and Lawrence Clayton, Jr.
              (incorporated by reference to Exhibit 10.33 to Quarterly Report on form 10-Q for the Period Ended
              September 30, 2000)

 ***10.34 --  Letter Agreement dated September 14, 2000 amending Crude Oil Supply and Terminalling Agreement
              (incorporated by reference to Exhibit 10.34 to Quarterly Report on form 10-Q for the Period Ended
              September 30, 2000)

*   10.35 --  Form of Executive Employment Agreement between EOTT Energy Corp. and Molly Sample

*   10.36 --  Form of Executive Employment Agreement between EOTT Energy Corp. and Lori Maddox.

**  10.37 --  Letter Agreement dated February 6, 2001 amending Crude Oil Supply and Terminalling Agreement dated
              December 1, 1998.

    21.1  --  Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form
              10-K for the year ended December 31,1999)

*   23.1  --  Consent of Arthur Andersen LLP

*   24    --  Power of Attorney


*   Filed herewith.
** Filed herewith; however, confidential treatment has been requested with respect to certain portions of this exhibit.
*** Certain portions of this exhibit have been treated confidentially.

   (b)   Reports on Form 8-K

         None

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED ON THE 26TH DAY OF MARCH, 2001.


                                              EOTT ENERGY PARTNERS, L.P.
                                           (A Delaware Limited Partnership)

                                        By:      EOTT ENERGY CORP. as
                                                    General Partner

                                        By:   /s/   DANA R. GIBBS
                                           -------------------------------------
                                                    Dana R. Gibbs
                                           President and Chief Operating Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                  Signature                                  Title                                   Date
                  ---------                                  -----                                   ----
     /s/      STANLEY C. HORTON                  Chairman of the Board and                   March 26, 2001
--------------------------------------------      Chief Executive Officer
              Stanley C. Horton


     /s/        DANA R. GIBBS                    President, Chief Operating                  March 26, 2001
--------------------------------------------        Officer and Director
                Dana R. Gibbs


     /s/    LAWRENCE CLAYTON, JR.                Senior Vice President and                   March 26, 2001
--------------------------------------------      Chief Financial Officer
            Lawrence Clayton, Jr.


     /s/       LORI L. MADDOX                    Vice President and Controller               March 26, 2001
--------------------------------------------      (Chief Accounting Officer)
               Lori L. Maddox


     /s/       DEE S. OSBORNE                    Director                                    March 26, 2001
--------------------------------------------
               Dee S. Osborne


     /s/      DANIEL P. WHITTY                   Director                                    March 26, 2001
--------------------------------------------
              Daniel P. Whitty

                  Signature                                  Title                                   Date
                  ---------                                  -----                                   ----
     /s/       JOHN H. DUNCAN                    Director                                    March 26, 2001
--------------------------------------------
               John H. Duncan


     /s/       EDWARD O. GAYLORD                 Director                                    March 26, 2001
--------------------------------------------
              Edward O. Gaylord

     /s/       KENNETH L. LAY                    Director                                    March 26, 2001
--------------------------------------------
               Kenneth L. Lay

                           EOTT ENERGY PARTNERS, L.P.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Financial Statements
     Report of Independent Public Accountants.................................................  F-2
     Consolidated Statements of Operations -
         Years Ended December 31, 2000, 1999 and 1998.........................................  F-3
     Consolidated Balance Sheets - December 31, 2000 and 1999.................................  F-4
     Consolidated Statements of Cash Flows -
         Years Ended December 31, 2000, 1999 and 1998.........................................  F-5
     Consolidated Statements of Partners' Capital -
         Years Ended December 31, 2000, 1999 and 1998.........................................  F-6
     Notes to Consolidated Financial Statements...............................................  F-7

Supplemental Schedule

     Schedule II - Valuation and Qualifying Accounts and Reserves.............................  S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EOTT Energy Partners, L.P.:

We have audited the accompanying consolidated balance sheets of EOTT Energy Partners, L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and partners' capital for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EOTT Energy Partners, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Houston, Texas
March 2, 2001

                           EOTT ENERGY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Unit Amounts)


                                                                         YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                2000              1999             1998
                                                            ------------      ------------      ------------
Revenue ...............................................     $ 11,614,005      $  8,664,401      $  5,294,697

Cost of Sales .........................................       11,374,090         8,452,086         5,162,092
                                                            ------------      ------------      ------------

Gross Margin ..........................................          239,915           212,315           132,605

Expenses
   Operating expenses .................................          161,090           153,194           104,425
   Depreciation and amortization ......................           33,868            33,136            20,951
                                                            ------------      ------------      ------------
     Total ............................................          194,958           186,330           125,376
                                                            ------------      ------------      ------------

Operating Income ......................................           44,957            25,985             7,229

Other Income (Expense)
   Interest income ....................................            1,631               875               674
   Interest and related charges .......................          (30,411)          (29,817)          (10,165)
   Other, net .........................................           (2,344)              742            (1,805)
                                                            ------------      ------------      ------------
     Total ............................................          (31,124)          (28,200)          (11,296)
                                                            ------------      ------------      ------------

Net Income (Loss) Before Cumulative
   Effect of Accounting Change ........................           13,833            (2,215)           (4,067)

Cumulative Effect of Accounting
   Change (Note 3) ....................................               --             1,747                --
                                                            ------------      ------------      ------------
Net Income (Loss) .....................................     $     13,833      $       (468)     $     (4,067)
                                                            ============      ============      ============


Basic Net Income (Loss) Per Unit (Note 5)
   Common .............................................     $       0.49      $      (0.06)     $      (0.17)
                                                            ============      ============      ============
   Subordinated .......................................     $       0.49      $       0.06      $      (0.26)
                                                            ============      ============      ============


Diluted Net Income (Loss) Per Unit (Note 5) ...........     $       0.49      $      (0.02)     $      (0.21)
                                                            ============      ============      ============
Distributions Per Common Unit .........................     $       1.90      $       1.90      $       1.90
                                                            ============      ============      ============
Average Units Outstanding for Diluted Computation .....           27,476            24,877            19,267
                                                            ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                 DECEMBER 31,   DECEMBER 31,
                                                                     2000           1999
                                                                 ------------   ------------
                        ASSETS

Current Assets
   Cash and cash equivalents ................................     $   54,230     $   17,525
   Trade and other receivables, net of allowance for doubtful
     accounts of $1,827 and $1,732, respectively ............        920,055        966,422
   Inventories ..............................................         84,653        120,306
   Other ....................................................         23,901         29,191
                                                                  ----------     ----------
     Total current assets ...................................      1,082,839      1,133,444
                                                                  ----------     ----------

Property, Plant and Equipment, at cost ......................        562,393        544,723
   Less: Accumulated depreciation ...........................        168,460        140,228
                                                                  ----------     ----------
     Net property, plant and equipment ......................        393,933        404,495
                                                                  ----------     ----------

Other Assets, net of amortization ...........................         16,221         20,722
                                                                  ----------     ----------

Total Assets ................................................     $1,492,993     $1,558,661
                                                                  ==========     ==========

           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Trade accounts payable ...................................     $1,121,531     $1,096,088
   Accrued taxes payable ....................................         10,755         11,947
   Repurchase agreements ....................................             --         74,055
   Other ....................................................         20,025         15,432
                                                                  ----------     ----------
     Total current liabilities ..............................      1,152,311      1,197,522
                                                                  ----------     ----------

Long-Term Liabilities
   11% senior notes .........................................        235,000        235,000
   Other ....................................................             --          3,475
                                                                  ----------     ----------
     Total long-term liabilities ............................        235,000        238,475
                                                                  ----------     ----------

Commitments and Contingencies (Note 11)

Additional Partnership Interests (Note 9) ...................          9,318          2,547
                                                                  ----------     ----------

Partners' Capital
   Common Unitholders .......................................         47,581         73,570
   Subordinated Unitholders .................................         41,496         38,855
   General Partner ..........................................          7,287          7,692
                                                                  ----------     ----------
     Total Partners' Capital ................................         96,364        120,117
                                                                  ----------     ----------
Total Liabilities and Partners' Capital .....................     $1,492,993     $1,558,661
                                                                  ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            EOTT ENERGY PARTNERS, L.P
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                         YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                   2000           1999           1998
                                                                 ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Reconciliation of net income (loss) to net cash
   provided by operating activities
     Net income (loss) .....................................     $  13,833      $    (468)     $  (4,067)
     Depreciation ..........................................        32,813         31,164         18,806
     Amortization of intangible assets .....................         1,055          1,972          2,145
     (Gains) losses on disposal of assets ..................          (799)          (636)            66
     Changes in components of working capital -
       Receivables .........................................        46,367       (563,087)        60,648
       Inventories .........................................        35,653         17,239          1,720
       Other current assets ................................         5,290          1,137         (3,737)
       Trade accounts payable ..............................        25,443        578,365        (61,578)
       Accrued taxes payable ...............................        (1,192)         6,755           (270)
       Other current liabilities ...........................         4,593         (5,369)         4,238
     Other assets and liabilities ..........................        (8,870)         2,216            616
                                                                 ---------      ---------      ---------
   Net Cash Provided by Operating Activities ...............       154,186         69,288         18,587
                                                                 ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property, plant and equipment .....         1,630          1,407          7,330
   Acquisitions ............................................            --        (33,000)      (224,397)
   Additions to property, plant and equipment ..............       (14,270)       (21,728)        (8,492)
   Other, net ..............................................            29             --            866
                                                                 ---------      ---------      ---------
   Net Cash Used In Investing Activities ...................       (12,611)       (53,321)      (224,693)
                                                                 ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in note payable - affiliate ....................            --             --        (39,300)
   Decrease in short-term borrowings - affiliate ...........            --        (28,297)       (41,703)
   Increase (decrease) in bridge loan - affiliate ..........            --        (42,000)        42,000
   Increase (decrease) in term loan - affiliate ............            --       (175,000)       175,000
   Increase (decrease) in repurchase agreements ............       (74,055)        (8,961)        83,016
   Issuance of 11% senior notes ............................            --        235,000             --
   Payment of financing issue expenses .....................            --         (7,558)            --
   Net proceeds from Issuance of Common Units ..............            --         52,920             --
   Contribution from General Partner .......................            --            535            793
   Distributions to Unitholders ............................       (37,586)       (30,380)       (22,842)
   Issuance of Additional Partnership Interests ............         6,771          2,547          9,153
   Other, net ..............................................            --           (281)          (715)
                                                                 ---------      ---------      ---------
   Net Cash Provided by (Used in) Financing Activities .....      (104,870)        (1,475)       205,402
                                                                 ---------      ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents ...........        36,705         14,492           (704)
Cash and Cash Equivalents Beginning of Period ..............        17,525          3,033          3,737
                                                                 ---------      ---------      ---------
Cash and Cash Equivalents End of Period ....................     $  54,230      $  17,525      $   3,033
                                                                 =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid for Interest ..................................     $  29,925      $  24,742      $   8,908
                                                                 =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In Thousands)


                                                             COMMON       SPECIAL     SUBORDINATED    GENERAL
                                                           UNITHOLDERS   UNITHOLDERS   UNITHOLDERS    PARTNER
                                                           -----------   -----------  ------------    --------
Partners' Capital at December 31, 1997 ................     $  7,490      $ 25,060      $ 28,169      $  1,374

Net loss ..............................................       (1,623)         (490)       (1,854)         (100)
Cash distributions ....................................      (19,000)       (3,478)           --          (364)
Acquisition of Common Units for Treasury ..............          (66)           --            --            --
Issuance of Common Units ..............................       27,671            --            --            --
Issuance of Special Units .............................           --        15,905            --            --
Contribution receivable from Enron ....................           --       (15,905)           --            --
Issuance of Subordinated Units ........................           --            --        12,000            --
Contribution from General Partner .....................           --            --            --           793
                                                            --------      --------      --------      --------
Partners' Capital at December 31, 1998 ................     $ 14,472      $ 21,092      $ 38,315      $  1,703
                                                            --------      --------      --------      --------

Net income (loss) .....................................       (1,636)          618           540            10
Cash distributions ....................................      (28,385)       (1,416)           --          (579)
Issuance of Common Units ..............................       52,920            --            --           535
Contribution of Additional Partnership Interests ......       15,905            --            --         6,023
Conversion of Special Units ...........................       20,294       (20,294)           --            --
                                                            --------      --------      --------      --------
Partners' Capital at December 31, 1999 ................     $ 73,570      $     --      $ 38,855      $  7,692
                                                            --------      --------      --------      --------

Net income ............................................        9,116            --         4,441           276
Cash distributions ....................................      (35,105)           --        (1,800)         (681)
                                                            --------      --------      --------      --------
Partners' Capital at December 31, 2000 ................     $ 47,581      $     --      $ 41,496      $  7,287
                                                            ========      ========      ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     EOTT Energy Partners, L.P. is a Delaware limited partnership which operates through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership and EOTT Energy Pipeline Limited Partnership. The terms "EOTT" and the "Partnership" herein refer to EOTT Energy Partners, L.P. and its affiliated limited partnerships. EOTT Energy Corp. serves as the General Partner of the Partnership and its related operating limited partnerships. At December 31, 2000, the General Partner owned an approximate 2% general partner interest in the Partnership and an approximate 25% subordinated limited partner interest. Enron Corp. ("Enron"), through its ownership of EOTT Common Units, holds an approximate 12% interest in the Partnership.

     In 1999, EOTT Energy Partners, L.P. formed EOTT Energy Finance Corp. as a direct wholly-owned subsidiary. This entity was set up in connection with the debt offering to facilitate certain investors' ability to purchase EOTT's senior notes, more fully described in Note 7.

     The accompanying consolidated financial statements and related notes present the financial position as of December 31, 2000 and 1999 for the Partnership, and the results of its operations, cash flows and changes in partners' capital for the years ended December 31, 2000, 1999 and 1998.

     Early last year, the Partnership identified certain systems integration issues relating to its new computerized marketing and accounting system, and the Partnership immediately commenced an extensive review and analysis of the implementation of the new system. As a result of these efforts, the Partnership identified and quantified the impacts of the systems integration issues relating to its new computerized marketing and accounting system and recorded appropriate financial statement adjustments in the first quarter of 2000. The Partnership has implemented additional control processes and procedures that it believes are sufficient to permit the preparation of timely and accurate financial information, including additional preventative and monitoring controls to ensure the integrity and reliability of financial information generated by the system as well as additional system training for users.

     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The Partnership owns and operates its assets through operating limited partnerships. The accompanying financial statements reflect the consolidated accounts of the Partnership and the operating partnerships after elimination of intercompany transactions.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Inventories. The Partnership accounts for its inventories using the average cost method. Inventories are summarized as follows (in thousands):

                                                  December 31,
                                             ---------------------
                                               2000         1999
                                             --------     --------
          Crude oil ....................     $ 77,282     $115,290
          Refined products and NGLs ....        7,371        5,016
                                             --------     --------
          Total                              $ 84,653     $120,306
                                             ========     ========


     Property, Plant and Equipment ("PP&E"). The components of PP&E, at cost, are as follows (in thousands):

                                                                                December 31,
                                                                           ---------------------
                                                                             2000         1999
                                                                           --------     --------
          Land .......................................................     $  3,224     $  3,515
          Buildings ..................................................        7,582        8,045
          Tractors and trailers ......................................       13,898       16,053
          Office PP&E, including furniture and fixtures ..............       42,233       38,672
          Operating PP&E, including pipelines, storage tanks, etc ....      495,456      478,438
                                                                           --------     --------
            Total PP&E, at cost ......................................     $562,393     $544,723
                                                                           ========     ========


     Certain assets included in PP&E, primarily pipelines, are affected by factors which could affect future cash flows. These factors include competition, consolidation in the industry, refinery demand for specific grades of crude oil, area market price structures and continued development drilling in certain areas of the United States. EOTT continuously monitors these factors and pursues alternative strategies to maintain or enhance cash flows associated with these assets; however, no assurances can be given that EOTT can mitigate the effects, if any, on future cash flows related to any changes in these factors.

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

     Goodwill is amortized over a period of 10 to 15 years, and is recorded net of its accumulated amortization in Other Assets. Accumulated amortization of goodwill at December 31, 2000 and 1999 was $30.9 million and $29.8 million, respectively.

     Pipeline Linefill. Pipeline linefill, which consists of minimum operating requirements, is recorded at cost. Total minimum operating linefill requirements held in third party pipelines and EOTT pipelines at December 31, 2000 and 1999 were 3.5 million barrels at a cost of $54.6 million and 3.4 million barrels at a cost of $46.9 million, respectively. Minimum linefill requirements in third party pipelines at December 31, 2000 and 1999 were valued at $16.8 million and $18.4 million, respectively, and classified as Other Current Assets on the balance sheet. Minimum linefill requirements held in EOTT pipelines at December 31, 2000 and 1999, were valued at $37.8 million and $28.5 million, respectively, and classified as Property, Plant and Equipment on the balance sheet.

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

     EOTT recognizes revenue on the accrual method, for non-energy trading activities, based on the right to receive payment for goods and services delivered to third parties. Changes in the market value of transactions designated as energy trading activities in accordance with Emerging Issues Task Force Issue 98-10, discussed in Note 3, are recorded every period as mark-to-market gains or losses.


     Other Income (Expense), net. The components of other income (expense), net, are as follows (in thousands):

                                                                      Year Ended December 31,
                                                                 ---------------------------------
                                                                   2000         1999         1998
                                                                 -------      -------      -------
          Gain (loss) on foreign currency transactions .....     $  (366)     $   485      $(1,055)
          Gain (loss) on disposal of fixed assets ..........         799          636          (66)
          Litigation settlements and provisions ............         (89)         256         (969)
          Discount fees on sale of receivables .............      (2,260)        (732)          --
          Other ............................................        (428)          97          285
                                                                 -------      -------      -------
             Total .........................................     $(2,344)     $   742      $(1,805)
                                                                 =======      =======      =======

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Environmental. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Estimated liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability and insurance recovery, if any, are based upon currently available facts, existing technology and presently enacted laws and regulations. These estimated liabilities and recoveries from insurance are subject to revision in future periods based on actual costs or new information and are included in the balance sheet at undiscounted amounts.

     Use of Estimates. The preparation of these financial statements required the use of certain estimates by management in determining the entity's assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

3.   CHANGE IN ACCOUNTING PRINCIPLE

     Emerging Issues Task Force ("EITF") Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" was adopted January 1, 1999. The cumulative effect of adopting Issue 98-10 effective January 1, 1999 was $1.7 million and is reflected as an increase in net income in the Consolidated Statement of Operations.

4.   ACQUISITION OF ASSETS

     On May 1, 1999, EOTT acquired crude oil transportation and storage assets in West Texas and New Mexico from Texas-New Mexico Pipe Line Company, which included approximately 1,800 miles of common carrier crude oil pipelines. EOTT paid $33 million in cash and recorded a $4 million liability related to assumed environmental obligations and financed the total acquisition cost using short-term borrowings from Enron.

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

     On December 1, 1998, the Partnership acquired certain additional crude oil gathering and transportation assets in key oil producing regions from Koch. The asset purchase included approximately 3,900 miles of active crude oil pipelines, crude oil transport trucks, meter stations, vehicles, storage tanks and lease purchase contracts for approximately 180,000 barrels of lease crude oil per day from production in 11 central and western states including Texas, Oklahoma, Kansas and California (the "Assets"). The total purchase price of the Assets was $235.6 million and included consideration given to Koch of $184.5 million in cash, 2,000,000 Common Units and 2,000,000 Subordinated Units. EOTT financed the cash portion of the purchase price through borrowings from Enron, consisting of a $42 million bridge loan, $135.7 million of term debt, and $6.8 million from the Partnership's existing credit facility with Enron. EOTT also increased its existing credit facility with Enron to $1 billion in order to provide increased credit support for the Partnership because of its increased size following the Koch acquisitions.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                 2000                             1999                             1998
                    -----------------------------    -----------------------------    -----------------------------
                                  Wtd.                  Net       Wtd.                             Wtd.
                       Net      Average    Per         Income    Average    Per         Net       Average    Per
                     Income      Units     Unit        (Loss)     Units     Unit        Loss       Units     Unit
                    ---------  ---------  -------    ---------  ---------  -------    ---------  ---------  -------
Basic: (1)
   Common           $   9,116     18,476  $  0.49    $ (1,018)     15,877  $(0.06)    $ (2,113)     12,097  $(0.17)
   Subordinated     $   4,441      9,000  $  0.49    $    540       9,000  $ 0.06     $ (1,854)      7,170  $(0.26)
Diluted (2)         $  13,557     27,476  $  0.49    $   (478)     24,877  $(0.02)    $ (3,967)     19,267  $(0.21)


     (1) Net income (loss), excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding in accordance with the Partnership Agreement, which is also reflected on the Statement of Partners' Capital, and Special Units were considered Common Units. Due to a negative capital account balance for the Common Unitholders during the second and third quarters of 1998, the loss allocated to the Common Unitholders attributable to these periods was reallocated to the remaining Unitholders based on their ownership percentage. The allocated loss was recouped by the Unitholders allocated the additional losses in the first quarter of 1999.
     (2) The diluted earnings (loss) per unit calculation assumes the conversion of Subordinated Units into Common Units. The disproportionate income (loss) allocation between the Unitholders has no effect on the diluted computation.

     Per unit information related to the net income before cumulative effect of accounting change and cumulative effect of the change in accounting principle for the year ended December 31, 1999 is as follows:

                                                                                 Year Ended December 31, 1999
                                                                           ----------------------------------------
                                                                                     Basic
                                                                           --------------------------
                                                                            Common       Subordinated      Diluted
                                                                           --------      ------------      --------
                    Net Loss Before Cumulative Effect
                       of Accounting Change .....................          $  (0.13)       $  (0.01)       $  (0.09)
                    Cumulative Effect of Accounting Change ......              0.07            0.07            0.07
                                                                           --------        --------        --------
                    Net Income (Loss) ...........................          $  (0.06)       $   0.06        $  (0.02)
                                                                           ========        ========        ========


     As further discussed in Note 7, EOTT issued 3,500,000 Common Units to the public on September 29, 1999.

6.   NONRECURRING ITEMS

     During 2000, EOTT filed an insurance claim to recover the losses related to the theft of NGL product and received $2.5 million. In addition, EOTT recorded additional charges of $1.9 million primarily related to severance charges for a former officer and the closing of the remaining contract for mid-continent NGL activities.

     In the fourth quarter of 1999, EOTT recorded $9.8 million of nonrecurring items which include $7.8 million related to mid-continent NGL activities and a $2.0 million severance charge. The $7.8 million charge related to mid-continent NGL activities includes a $6.2 million charge for the theft of NGL product, concealment of commercial activities and other unauthorized actions by a former employee. The remaining charges relate to

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


incremental costs to liquidate contracts prior to their maturity in order to wind down the mid-continent NGL activities.

     In a continual effort to reduce the Partnership's cost structure, the Partnership increased the utilization of technology and implemented a new marketing and accounting system during 1999. As a result, marketing, field and administrative personnel were reduced and a severance charge of $2.0 million was recorded pursuant to the existing EOTT Energy Corp. Severance Plan.

7.   CREDIT RESOURCES AND LIQUIDITY

     The Partnership has a credit facility with Enron to provide credit support in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron facility is $1.0 billion, and it contains sublimits of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at LIBOR plus 250 basis points per annum. Prior to the maturity of the Enron facility, EOTT expects to replace the portion of this facility used for guarantees and letters of credit with a facility for approximately $300 million with third party financial institutions. The Partnership's need for working capital loans is expected to be met utilizing the commodity repurchase agreements or sales of certain receivables.

     The Enron facility is subject to defined borrowing base limitations relating to the Partnership's activities and to the maintenance and protection of the collateral. The Enron facility permits distributions to Unitholders subject to certain limitations based on the Partnership's earnings and other factors. These covenants and restrictions are not expected to materially affect the Partnership's ability to operate its ongoing business. The Enron facility is secured by a first priority lien on and security interest in all receivables and inventory of the Partnership. The borrowing base is the sum of cash and cash equivalents, specified percentages of eligible receivables, inventory, and products contracted for or delivered but not billed. The Enron facility is non-recourse to the General Partner. The Partnership is restricted from entering into additional financing arrangements without the prior approval of Enron.

     On September 29, 1999, EOTT issued 3,500,000 Common Units to the public, with net proceeds to EOTT of $52.9 million. On October 1, 1999, EOTT issued to the public $235 million of 11% senior notes. The senior notes are due October 1, 2009, and interest is paid semiannually on April 1 and October 1. The senior notes are fully and unconditionally guaranteed by all of EOTT's operating limited partnerships. On or after October 1, 2004, EOTT may redeem the notes, and prior to October 1, 2002, EOTT may redeem up to 35% of the notes with proceeds of public or private sales of equity at specified redemption prices. Provisions of the senior notes could limit additional borrowings, sale and lease back transactions, affiliate transactions, distributions to Unitholders or merger, consolidation or sale of assets if certain financial performance ratios are not met. The net proceeds from the issuance of the 11% senior notes and the issuance of the Common Units were used to repay loans and short-term borrowings from Enron.

     At December 31, 2000, EOTT had $103.3 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $ 537.5 million of which $458.8 million were used. At December 31, 1999, EOTT had $143.5 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $427.0 million of which $378.5 million were used.

     The General Partner believes that the Enron facility, commodity repurchase agreements, sales of certain receivables and any new facility to replace the Enron facility will be sufficient to support the Partnership's crude oil purchasing activities and working capital and liquidity requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     EOTT has an agreement with a third party which provides for the financing of purchases of crude oil inventory utilizing forward commodity repurchase agreements. At December 31, 2000, there were no repurchase agreements outstanding. At December 31, 1999, EOTT had outstanding repurchase agreements of approximately $74.1 million. Pursuant to the agreements, which had terms of thirty days, EOTT repurchased the crude oil inventory on January 21, 2000 for approximately $74.5 million.

     EOTT has entered into an agreement with a third party which provides for the sale of up to an aggregate amount of $100 million of certain trade receivables outstanding at any one time. As of December 31, 2000 and 1999, $45 million and $50 million, respectively, of receivables had been sold under this agreement. Discount fees related to the sales are reflected in other, net expenses. EOTT has accounted for these transactions as a sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and the related cash received is reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

     The Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash disbursements and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, forms of which have been filed as exhibits to this Annual Report on Form 10-K. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

     MQD is $0.475 per Unit. Enron has committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million ($19.7 million of which remains available) in exchange for Additional Partnership Interests ("APIs"). See further discussion in Note 9 regarding Enron's distribution support.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   PARTNERS' CAPITAL

     The following is a reconciliation of Units outstanding for the years ended December 31, 2000, 1999 and 1998:

                                                                   Common           Special       Subordinated
                                                                    Units            Units            Units
                                                                 -----------      -----------     ------------
          Units Outstanding at December 31, 1997 ...........      10,000,000        1,830,011        7,000,000
                                                                 ===========      ===========      ===========

          Acquisition of Common Units for Treasury .........          (4,000)              --               --
          Issuance of Common Units to Koch .................       2,000,000               --               --
          Issuance of Special Units to Enron ...............              --        1,150,000               --
          Issuance of Subordinated Units to Koch ...........              --               --        2,000,000
                                                                 -----------      -----------      -----------
          Units Outstanding at December 31, 1998 ...........      11,996,000        2,980,011        9,000,000
                                                                 ===========      ===========      ===========

          Conversion of Special Units into Common Units ....       2,980,011       (2,980,011)              --
          Issuance of Common Units .........................       3,500,000               --               --
                                                                 -----------      -----------      -----------
          Units Outstanding at December 31, 1999 ...........      18,476,011               --        9,000,000
                                                                 ===========      ===========      ===========

          Units Outstanding at December 31, 2000 ...........      18,476,011               --        9,000,000
                                                                 ===========      ===========      ===========


     The Partnership issued 2,000,000 Common Units and 2,000,000 Subordinated Units to Koch in connection with the acquisition of pipeline and gathering assets in December 1998. In addition, pursuant to a Support Agreement discussed in Note 9, the Partnership issued 1,150,000 Special Units to Enron in exchange for Enron's commitment to contribute $21.9 million in APIs outstanding at December 31, 1998.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   TRANSACTIONS WITH ENRON AND RELATED PARTIES

     Revenue and Cost of Sales. A summary of revenue and cost of sales with Enron and its affiliates follows (in thousands):

                                                                          Year Ended December 31,
                                                                ------------------------------------------
                                                                    2000           1999           1998
                                                                -----------     ----------     -----------
           Sales to affiliates............................      $    49,673     $   18,859     $    10,648
           Purchases from affiliates......................      $    57,162     $  279,167     $   232,486


     Sales to affiliates in 2000, 1999 and 1998 consist primarily of sales of crude oil to Enron Reserve Acquisition Corp. Purchases from affiliates consist primarily of crude oil and condensate purchases from Enron Reserve Acquisition Corp. and Enron North America Corp. These transactions in the opinion of management are no more or less favorable than can be obtained from unaffiliated third parties.

     Other related party balances related to purchases and sales of goods and services have been classified as trade and other receivables or trade accounts payable. Related party receivables at December 31, 2000 and 1999 were $2.0 million and $2.3 million, respectively. Related party payables at December 31, 2000 and 1999 were $19.7 million and $0.8 million, respectively. The payables primarily represent amounts owed by EOTT on the purchase of crude oil and other products from Enron affiliates.

     Operations and General and Administrative Services. As is commonly the case with publicly traded partnerships, EOTT does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The General Partner provides such services or obtains such services from third parties and is reimbursed for substantially all of its direct and indirect costs and expenses. The General Partner, under a corporate services agreement, provides services to the Partnership including liability and casualty insurance and certain data processing services. The General Partner is reimbursed by the Partnership for these direct and indirect costs. Those costs were $3.6 million, $3.8 million and $3.3 million for the years ended December 31, 2000, 1999 and 1998, respectively and are included in operating expense. Management believes that the charges were reasonable.

     The General Partner recently entered into an agreement with Enron Pipeline Services Company ("EPSC"), a wholly owned subsidiary of Enron Corp., to provide certain operating and administrative services to the General Partner, effective October 1, 2000. These services were previously performed directly by the General Partner. The agreement provides that the General Partner will reimburse EPSC for its costs and expenses in rendering the services. The General Partner will in turn be reimbursed by the Partnership. The arrangement is not expected to increase the costs and expenses borne by the Partnership. The costs reimbursed for the three months ended December 31, 2000 were $6.3 million.

     Support Agreement. Pursuant to a Support Agreement dated September 21, 1998, (a) Enron made loans to the Partnership to fund the cash portion of the consideration paid to Koch Pipeline Company L.P. and Koch Oil Company (collectively "Koch") for the acquisitions of gathering and marketing assets,
(b) Enron increased and extended the Partnership's credit facility with Enron to $1 billion through December 31, 2001, (c) the Partnership issued 1,150,000 Special Units to Enron, and (d) Enron agreed to contribute $21.9 million in APIs to the Partnership and extend its cash distribution support through the fourth quarter of 2001, subject to Unitholder approval. The Partnership obtained Unitholder approval of these proposals on February 12, 1999.

     Special Units. The Special Units ranked pari passu with the Common Units in all distributions and upon liquidation and were voted as a class with the Common Units. In connection with the Support Agreement, the

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Partnership issued 1,150,000 Special Units to Enron in December 1998 and, as discussed further below, Enron contributed $21.9 million in APIs to the Partnership in February 1999. The Special Units were converted into Common Units in March 1999 on a one-for-one basis.

     Additional Partnership Interests. As discussed in Note 8, Enron increased its cash distribution support to $29 million and extended it through the fourth quarter of 2001 and contributed the $21.9 million in APIs outstanding at December 31, 1998 pursuant to its commitment made in connection with the Support Agreement. On May 14, 1999 and February 14, 2000, Enron paid $2.5 million and $6.8 million, respectively, in support of EOTT's first and fourth quarter 1999 distributions to its Common Unitholders and received APIs. APIs have no voting rights and are non-distribution bearing; however, APIs will be entitled to be redeemed if, with respect to any quarter, the MQD and any Common Unit Arrearages have been paid, but only to the extent that Available Cash with respect to such quarter exceeds the amount necessary to pay the MQD on all Units and any Common Unit Arrearages.

10.  EMPLOYEE BENEFIT AND RETIREMENT PLANS

     Employees of the General Partner are covered by various retirement, stock purchase and other benefit plans of Enron. In April 1993, the General Partner adopted non-qualified benefit plans providing medical, dental, life, accidental death and dismemberment and long-term disability coverage to employees, with all related premiums and costs being incurred by the General Partner. Total benefit costs for 2000 were $9.4 million, including $5.8 million in costs attributable to health and welfare benefit plans. Total benefit costs for 1999 were $9.4 million, including $5.7 million in costs attributable to health and welfare benefit plans. Total benefit costs for 1998 were $6.4 million, including $3.9 million in costs attributable to health and welfare benefit plans.

     Additionally, the General Partner maintains a variable pay plan based on earnings before interest, income taxes, depreciation and amortization of which $3.8 million and $3.0 million was recorded in 2000 and 1999, respectively, and none was recognized in 1998.

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

     As of September 30, 2000, the most recent valuation date, the plan net assets, including contributions to the trust during the fourth quarter of 2000, of the Enron noncontributory defined benefit plan, in which the employees of the General Partner participate, were less than the actuarial present value of projected plan benefit obligations by approximately $28.0 million. As of September 30, 1999, the plan assets, including contributions to the trust during the fourth quarter of 1999, of the Enron noncontributory defined benefit plan, in which the employees of the General Partner participate, were less than the actuarial present value of projected plan benefit obligations by approximately $25.0 million. The assumed discount rate, rate of return on plan assets and rate of increases in wages used in determining the actuarial present value of projected benefits were 7.75%, 10.5%, and 4.0% in both 2000 and 1999.

     The General Partner provides certain postretirement medical, life insurance and dental benefits to eligible employees who retire after January 1, 1994. Benefits are provided under the provisions of contributory defined dollar benefit plans for eligible employees and their dependents. EOTT accrues these postretirement benefit costs over the service lives of employees expected to be eligible to receive such benefits. Enron retains liability

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


for former employees of the General Partner who retired prior to January 1, 1994. The accumulated postretirement benefit obligation ("APBO") existing at December 31, 2000 and 1999 totaled $0.9 million and $1.1 million, respectively. The measurement of the APBO assumes a 7.75% and 7.75% discount rate in 2000 and 1999, respectively. EOTT does not currently intend to prefund its obligations under the Enron postretirement benefit plan.

     The following table sets forth information related to changes in the benefit obligations, changes in plan assets, a reconciliation of the funded status of the plans and components of the expense recognized related to postretirement benefits provided by EOTT (in thousands):

                                                                   2000        1999
                                                                 -------      -------
     CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at January 1 ...................     $ 1,070      $ 1,109
         Service cost ......................................         137          178
         Interest cost .....................................          79           82
         Plan participants' contributions ..................          73           --
         Plan amendments ...................................          --           --
         Actuarial loss (gain) .............................        (130)        (236)
         Effect of curtailments and settlements ............        (198)          --
         Benefits paid .....................................        (107)         (63)
                                                                 -------      -------
           Benefit obligation at December 31 ...............     $   924      $ 1,070
                                                                 =======      =======

     CHANGE IN PLAN ASSETS
         Fair value of plan assets at January 1 ............     $    --      $    --
         Company contributions .............................          34           63
         Plan participants' contributions ..................          73           --
         Benefits paid .....................................        (107)         (63)
                                                                 -------      -------
           Fair value of plan assets at December 31 ........     $    --      $    --
                                                                 =======      =======

     RECONCILIATION OF FUNDED STATUS TO BALANCE SHEET
         Funded status at December 31 ......................     $  (924)     $(1,070)
         Unrecognized prior service cost ...................         276          433
         Unrecognized actuarial gain .......................        (540)        (581)
                                                                 -------      -------
         Accrued benefit cost at December 31 ...............     $(1,188)     $(1,218)
                                                                 =======      =======

                                                                      2000       1999       1998
                                                                      -----      -----      -----
     COMPONENTS OF NET PERIODIC BENEFIT COST
         Service cost ...........................................     $ 137      $ 178      $ 114
         Interest cost ..........................................        79         82         73
         Amortization of prior service cost .....................        33         36         36
         Recognized net actuarial gain ..........................       (38)       (19)       (22)
                                                                      -----      -----      -----
           Total net periodic postretirement benefit cost .......     $ 211      $ 277      $ 201
                                                                      =====      =====      =====

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The General Partner provides unemployment, severance and disability-related benefits or continuation of benefits such as health care and life insurance and other postemployment benefits. SFAS No. 112 requires the cost of those benefits to be accrued over the service lives of the employees expected to receive such benefits. At December 31, 2000 and 1999, the liability accrued was $0.9 million and $1.1 million, respectively.

     EOTT Energy Corp. Unit Option Plan. In February 1994, the Board of Directors of the General Partner adopted the 1994 EOTT Energy Corp. Unit Option Plan (the "Unit Option Plan"), which is a variable compensatory plan. To date, no compensation expense has been recognized under the Unit Option Plan. Under the Unit Option Plan, selected employees of the General Partner were granted options to purchase Subordinated Units at a price of $15.00 per Unit as determined by the Compensation Committee of the Board of Directors of the General Partner. Options granted under the Unit Option Plan vested to the employees over a five-year service period and will expire on the tenth anniversary of the date of grant. No options are vested or exercisable prior to the third anniversary of the grant.

     The following table sets forth the Unit Option Plan activity for the years ended December 31, 2000, 1999 and 1998:

                                                     Number of Unit Options
                                             -------------------------------------
                                                2000         1999          1998
                                             ---------     ---------     ---------
Outstanding at January 1 ...............       925,000     1,030,000     1,155,000
       Granted .........................            --            --       400,000
       Exercised .......................            --            --            --
       Forfeited .......................       465,000       105,000       525,000
                                             ---------     ---------     ---------

Outstanding at December 31 .............       460,000       925,000     1,030,000
                                             =========     =========     =========

Available for grant at December 31 .....            --            --            --
                                             =========     =========     =========


     In February 1997, the Board of Directors of the General Partner decided that it would not grant any additional options under the Unit Option Plan. In May 1998, options forfeited by a former officer were approved for reissuance by the Board of Directors to the then current President and Chief Executive Officer. In addition, in February 1997, the Unit Option Plan was amended to provide that, if the General Partner and the option holder agree, any option may be exercised on a "net" basis with no cash payment (other than for withholding taxes), so that upon exercise the holder will receive a number of Units with a fair market value equal to the difference between the fair market value of the Units covered by the option and the exercise price of the option. As a result, the General Partner anticipates that the actual number of Units to be issued on exercise of options will be substantially less than the number of Units covered by outstanding options.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This standard establishes a fair value based method of accounting for stock based compensation plans awarded after December 31, 1995 and encourages companies to adopt the fair value based method in SFAS No. 123 in place of the existing accounting method which requires expense recognition only in situations where stock based compensation plans award intrinsic value to recipients at the date of grant. Companies that do not follow SFAS No. 123 for accounting purposes must make annual pro forma disclosure of its effects. EOTT elected not to adopt the fair value method for accounting purposes. If EOTT had elected to recognize compensation cost based on the fair value of the

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


options granted at grant date as prescribed by SFAS No. 123, net income (loss) and net income (loss) per diluted Unit would have been changed to the following pro forma amounts (in thousands):

                                                                         2000           1999            1998
                                                                      ----------     ----------      ----------
          Net Income (Loss) - as reported .......................     $   13,833     $     (468)     $   (4,067)
          Net Income (Loss) - pro forma .........................     $   14,158     $     (650)     $   (4,140)

          Diluted Net Income (Loss) per Unit - as reported ......     $     0.49     $    (0.02)     $    (0.21)
          Diluted Net Income (Loss) per Unit - pro forma ........     $     0.51     $    (0.03)     $    (0.21)


     The fair value of each option grant for 1998 is estimated on the date of grant using the Cox-Ross-Rubenstein binomial method with the following assumptions: (1) distribution of $1.90 per Common Unit, (2) expected unit price volatility of 21.86%, (3) risk-free interest rate of 5.97% and (4) expected life of option of 2 years. The weighted average fair value of options granted during 1998 was $2.119 per unit. No options were granted in 2000 or 1999.

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

     The following table sets forth the Long-Term Incentive Plan activity for the years ended December 31, 2000, 1999 and 1998:

                                                                   Number of PAR
                                                       -------------------------------------
                                                         2000          1999          1998
                                                       ---------     ---------     ---------
          Outstanding at January 1 ...............     1,476,403       637,928       358,600
              Granted ............................        30,000       967,375       467,828
              Exercised ..........................            --            --            --
              Forfeited ..........................       566,428       128,900       188,500
                                                       ---------     ---------     ---------

          Outstanding at December 31 .............       939,975     1,476,403       637,928
                                                       =========     =========     =========

          Available for grant at December 31 .....     1,807,626     1,011,297     1,288,772
                                                       =========     =========     =========

         Note: Over the life of the plan, available for grant cannot exceed an amount equal to 10% of the weighted average Units outstanding for the year (2,747,601 as of December 31, 2000, 2,487,700 as of December 31,
         1999 and 1,926,700 as of December 31, 1998).

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  COMMITMENTS AND CONTINGENCIES

         Operating Leases. EOTT leases certain real property, equipment, and operating facilities under various operating leases. Future non-cancelable commitments related to these items at December 31, 2000, are as follows (in thousands): years ending December 31, 2001 - $7,315; 2002 - $5,320; 2003 -
$4,924; 2004 - $3,778; 2005 - $3,323; thereafter - $2,886.

     Total lease expense incurred was $9.1 million, $10.4 million and $10.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      Litigation. EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed below.

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

     McMahon Foundation and J. Tom Poyner vs. Amerada Hess Corporation, et al. (Including EOTT Energy Operating Limited Partnership), Civil Action No. H-96-1155; United States District Court, Southern District of Texas, Houston Division (Texas Federal Anti-Trust Suit). This suit was filed on April 10, 1996 as a class action complaint for violation of the federal antitrust laws and involves several major and independent oil companies and marketers as defendants. The relevant area is the entire continental United States, except for Alaska, New York, Ohio, Pennsylvania, West Virginia and the Wilmington Field at Long Beach, California. The plaintiffs claim that there is a combination and conspiracy among the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the price paid for the first purchase of lease production oil sold

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


from leases in which the class members own interests. This was allegedly accomplished by agreement of the defendants to routinely pay for first purchases at posted prices rather than competitive market prices and maintain them in a range below competitive market prices through an undisclosed scheme of using posted prices in buy/sell transactions among themselves to create the illusion that posted prices are genuine market prices. The plaintiffs allege violations from October of 1986 forward. No money amounts were claimed. See summary paragraph below for current status.

     Randolph Energy, Inc., et al. vs. Amerada Hess Corporation, et al., Civil Action No. 2:97CV273PG; In the United States District Court for the Southern District of Mississippi, Jackson Division (Mississippi Federal Anti-Trust Suit). EOTT received the summons in this matter on August 18, 1997. The case was filed on August 5, 1997 and is a class action complaint for alleged violation of the federal antitrust laws which involves several major and independent oil companies and marketers as defendants. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. The issues appear to be a duplication of the issues in the Texas Federal Anti-Trust Suit previously discussed. No money amounts were claimed. See summary paragraph below for current status.

     Cameron Parish School Board, et al. vs. Texaco, Inc., et al.; Civil Action No. C-98-111; In the United States District Court for the Western District of Louisiana, Lake Charles Division (Louisiana Federal Anti-Trust Suit). This case was originally filed as a state law claim in Louisiana. When the case was removed to federal court, the anti-trust claims were added, similar to the claims made in the Texas Federal Anti-Trust Suit and the Mississippi Federal Anti-Trust Suit. The plaintiffs claim that this litigation arises out of a combination and conspiracy of the defendant oil companies to fix, depress, stabilize and maintain at artificially low levels the prices paid for the first purchase of lease production oil sold from leases in which the class members own interests. The issues appear to be a duplication of the issues in the Texas Federal Anti-Trust Suit and the Mississippi Federal Anti-Trust Suit, both previously discussed. On October 22, 1998, the judge granted the Plaintiffs' motion to amend the petition and add additional defendants. The Partnership and the General Partner were added to the case as defendants at that time. No money amounts were claimed. See summary paragraph below for current status.

     Summary. The Texas Federal Anti-Trust Suit, the Mississippi Federal Anti-Trust Suit and the Louisiana Federal Anti-Trust Suit, along with several other suits to which EOTT is not a party, were consolidated and transferred to the Southern District of Texas by Transfer Order dated January 14, 1998. The Judicial Panel on Multidistrict Litigation made this recommendation due to similarity of issues in the cases. EOTT and the General Partner, along with a number of other defendants, have entered into a class-wide settlement with the defendants which was approved by the Court on April 7, 1999, with a Final Judgment entered on August 11, 1999. Several appeals have been filed concerning the settlement. Consequently, the settlement has not been funded, nor has the case been dismissed.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approximately $1.1 million. While the claim is still being reviewed, the General Partner believes the Partnership should be without liability in this or related matters.

     Export License with United States Department of Commerce. EOTT has applied for and maintained Export Licenses through the U.S. Department of Commerce ("DOC") since 1994. These licenses authorized EOTT to export crude oil to Canada. Each license provided an applicable license quantity and value of merchandise as authorized by the DOC to be exported. The licenses generally covered either a one or two year period. In early 1999, as it was preparing a new license application, EOTT discovered that it had exported more barrels and value than had been authorized by the DOC under EOTT's current (and prior) license. Pursuant to Section 764.5 of the Export Administration Regulations, EOTT filed a Voluntary Disclosure with the DOC on February 5, 1999, giving the DOC notice of these license overruns. The next formal stage of the Voluntary Disclosure process will be for the DOC to issue a Charging Letter to EOTT regarding a proposed fine for the export license overruns. To date, EOTT does not have any information as to when or in what amount the Charging Letter will be issued.

     John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001 by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). EOTT purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent and malicious in failing to accurately report and remediate the spill. With respect to EOTT, the plaintiffs are seeking damages arising from any contamination of the soil or groundwater since EOTT acquired the pipeline in question. No specific amount of money damages was claimed, and it is not possible to determine any potential exposure to EOTT at this stage of the matter. In response to the Kniffen Estates Suit, EOTT filed a cross-claim against Tex-New Mex. In the cross-claim, EOTT claims that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. Additionally, EOTT is asserting claims of gross negligence, fraud and specific performance. Due to the early stages of the proceedings, it is not possible to speculate on the possible outcome of this matter.

     Environmental. EOTT is subject to extensive federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, and which require expenditures for remediation at various operating facilities and waste disposal sites, as well as expenditures in connection with the construction of new facilities. EOTT believes that its operations and facilities are in general compliance with applicable environmental regulations. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and EOTT anticipates that there will be continuing changes. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for EOTT and other businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. EOTT will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     EOTT may experience future releases of crude oil into the environment or discover releases that were previously unidentified. While an inspection program is maintained on EOTT's pipelines to prevent and detect such releases, damages and liabilities incurred due to any future environmental releases could affect EOTT's business. The management of EOTT believes that its operations and facilities are in general compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters the resolution of which, individually or in the aggregate, would have a materially adverse effect on EOTT's financial position or results of operations. No assurance can be given, however, as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently anticipated. In the event of future increases in costs, EOTT may be unable to pass on those increases to its customers.

     12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair Value. Fair value represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value amounts have been determined by EOTT using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

     EOTT estimates that the fair value of its long-term 11% senior notes was $253.7 million and $235.0 million at December 31, 2000 and 1999, respectively. EOTT believes that the carrying amounts of other financial instruments are a reasonable estimate of their fair value, unless otherwise noted.

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

     EOTT enters into forward, futures and other contracts to hedge the impact of market fluctuations on assets, lease crude oil purchases or other contractual commitments. However, EOTT does not consider its commodity futures and forward contracts to be financial instruments since these contracts require or permit settlement by the delivery of the underlying commodity, and thus are not subject to the provisions of SFAS No. 119. Changes in the market value of transactions that are designated as hedges are deferred until the gain or loss is recognized on the hedged transaction at which time such gains and losses are recognized through cost of sales. Changes in the market value of transactions designated as energy trading activities are recorded every period as mark-to-market gains or losses.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     EOTT routinely enters into foreign currency futures contracts to hedge foreign currency exposure from commercial transactions relating to current month crude purchases and sales as well as fixed price swaps. These contracts generally mature in one year or less. At December 31, 2000 and 1999, foreign currency contracts with a notional principal amount of $10.0 million and $22.6 million, respectively, were outstanding, having exchange rates which approximated current market exchange rates.

13.  NEW ACCOUNTING STANDARDS

     Beginning with the quarterly period ending March 31, 2001, EOTT will begin reporting derivative activities consistent with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which has been adopted as of January 1, 2001, requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Under SFAS No. 133, EOTT is required to "mark-to-market" all of its derivative instruments at each period end. This contrasts with pre-2001 accounting principles which generally only required transactions designated as energy trading activities to be marked-to-market. Changes in the market value of EOTT's derivative instruments resulting from the mark-to-market process will represent unrealized gains and losses. Such unrealized gains or losses will change, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. In general, SFAS No. 133 could result in fluctuations in net income in periods of price volatility. SFAS No. 133 requires that as of the date of the initial adoption, the difference between the market value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As previously discussed, this impact will be reflected in EOTT's first quarter 2001 financial statements. The adoption of SFAS No. 133 will result in a benefit of approximately one million to net income which will be reflected as a cumulative effect of a change in accounting principle.

14.  BUSINESS SEGMENT INFORMATION

     EOTT has three reportable segments, which management reviews in order to make decisions about resources to be allocated and assess its performance: North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations. The North American Crude Oil - East of Rockies segment is organized into five operating regions and primarily purchases, gathers, transports and markets crude oil. For segment reporting purposes, these five operating regions have been aggregated as one reportable segment due to similarities in their operations as allowed by SFAS No. 131. The Pipeline Operations segment operates approximately 7,400 miles of active common carrier pipelines in 13 states. The West Coast Operations include crude oil gathering and marketing, refined products marketing and a natural gas liquids business.

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

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
 (IN THOUSANDS)

                                               NORTH
                                              AMERICAN                        WEST           CORPORATE
                                             CRUDE OIL      PIPELINE          COAST             AND
                                               - EOR       OPERATIONS     OPERATIONS(a)      OTHER (a)     CONSOLIDATED
                                            ------------   -----------    -------------     ------------   ------------
YEAR ENDED DECEMBER 31, 2000

Revenue from external customers.........    $ 10,699,692   $    20,988    $   893,325       $        -     $11,614,005

Intersegment revenue  (f)...............          10,477       119,305             -           (129,782)            -
                                            ------------   -----------    -----------       ------------   -----------
   Total revenue........................      10,710,169       140,293        893,325          (129,782)    11,614,005
                                            ------------   -----------    -----------       ------------   -----------
Gross margin............................          81,350       136,703         21,862                -         239,915
                                            ------------   -----------    -----------       -----------    -----------
Operating income (loss).................           1,867        66,236           (384)          (22,762)        44,957

Other expense...........................            -              -              -             (31,124)       (31,124)
                                            ------------   -----------    -----------       ------------   ------------
Net income (loss).......................           1,867        66,236           (384)          (53,886)        13,833
                                            ------------   -----------    ------------      ------------   -----------
Long-lived assets.......................          79,416       269,343         31,693            13,481        393,933
                                            ------------   -----------    -----------       -----------    -----------
Total assets............................         999,973       288,956        124,427            79,637      1,492,993
                                            ------------   -----------    -----------       -----------    -----------
Additions to long-lived assets..........             838         4,328          2,406             6,698         14,270
                                            ------------   -----------    -----------       -----------    -----------
Depreciation and amortization...........           7,515        21,153          2,689             2,511         33,868
                                            ------------   -----------    -----------       -----------    -----------

-----------------------------------------------------------------------------------------------------------------------

                                               NORTH
                                              AMERICAN                        WEST          CORPORATE
                                             CRUDE OIL      PIPELINE          COAST            AND
                                            - EOR(b)(c)    OPERATIONS(b)  OPERATIONS(b)(d)   OTHER (c)     CONSOLIDATED
                                            ------------   -------------  ----------------  ------------   ------------
YEAR ENDED DECEMBER 31, 1999

Revenue from external customers.........    $  7,999,092    $    28,647    $   636,676      $       (14)   $ 8,664,401

Intersegment revenue  (f)...............          43,653         89,890         17,360         (150,903)           -
                                            ------------    -----------    -----------      ------------   -----------

   Total revenue........................       8,042,745        118,537        654,036         (150,917)     8,664,401
                                            ------------    -----------    -----------      ------------   -----------

Gross margin............................          78,195        115,650         18,518              (48)       212,315
                                            ------------    -----------    -----------      ------------   -----------

Operating income (loss).................          (2,499)        50,963         (2,197)         (20,282)        25,985

Other expense...........................           -               -             -              (28,200)       (28,200)
                                            ------------    -----------    -----------      -----------    -----------

Net income (loss) before cumulative
    effect of accounting change.........          (2,499)        50,963         (2,197)         (48,482)        (2,215)
                                            -------------   -----------    ------------     ------------   ------------

Long-lived assets.......................          77,247        285,180         32,605            9,463        404,495
                                            ------------    -----------    -----------      -----------    -----------

Total assets............................       1,084,613        306,321        129,461           38,266      1,558,661
                                            ------------    -----------    -----------      -----------    -----------

Additions to long-lived assets..........           1,194         49,544          1,353            6,638         58,729
                                            ------------    -----------    -----------      -----------    -----------

Depreciation and amortization...........           8,704         20,012          2,669            1,751         33,136
                                            ------------    -----------    -----------      -----------    -----------

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                               NORTH
                                              AMERICAN                         WEST          CORPORATE
                                             CRUDE OIL       PIPELINE          COAST            AND
                                               - EOR        OPERATIONS       OPERATIONS       OTHER(e)     CONSOLIDATED
                                            ------------   -------------  ----------------  ------------   ------------
YEAR ENDED DECEMBER 31, 1998

Revenue from external customers.........    $  4,590,810    $     7,036   $   586,169       $   110,682    $ 5,294,697

Intersegment revenue (e)................          47,008         24,516         3,900           (75,424)           -
                                            ------------    -----------   -----------       -----------    -----------

   Total revenue........................       4,637,818         31,552       590,069            35,258      5,294,697
                                            ------------    -----------   -----------       -----------    -----------

Gross margin............................          92,071         30,856         9,698               (20)       132,605
                                            ------------    -----------   -----------       -----------    -----------

Operating income (loss).................          28,050          4,285           199           (25,305)         7,229

Other expense...........................             -              -             -             (11,296)       (11,296)
                                            ------------    -----------   -----------       -----------    -----------

Net income (loss).......................          28,050          4,285           199           (36,601)        (4,067)
                                            ------------    -----------   -----------       -----------    -----------

Long-lived assets.......................          83,866        270,739        25,335             5,299        385,239
                                            ------------    -----------   -----------       -----------    -----------

Total assets............................         608,655        279,315        60,677            17,173        965,820
                                            ------------    -----------   -----------       -----------    -----------

Additions to long-lived assets..........          18,398        222,121        23,275             2,775        266,569
                                            ------------    -----------   -----------       -----------    -----------

Depreciation and amortization...........           9,263          9,287           470             1,931         20,951
                                            ------------    -----------   -----------       -----------    -----------

--------------------------------------------------------------------------------

     (a) 2000 includes nonrecurring income of $1.3 million related to mid-continent NGL activities recorded in West Coast Operations and nonrecurring severance charges of $0.7 million recorded in Corporate and Other.
     (b) 1999 includes twelve months of results of operations associated with the assets acquired from Koch and eight months of results of operations associated with the assets acquired from Texas-New Mexico Pipe Line.
     (c) 1999 includes nonrecurring severance charges of $2.0 million of which $1.8 million is recorded in North American Crude Oil - EOR and $0.2 million is recorded in Corporate.
     (d) 1999 includes nonrecurring charges of $7.8 million of costs related to mid-continent NGL activities.
     (e) Corporate and Other also includes intersegment eliminations and the East of Rockies products business in 1998.
     (f) Intersegment sales for North American Crude Oil - EOR and West Coast Operations are made at prices comparable to those received from external customers. Intersegment sales for Pipeline Operations are based on published pipeline tariffs.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  SUBSEQUENT EVENTS

     On January 19, 2001, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 per Common Unit for the period October 1, 2000 through December 31, 2000. In addition, a cash distribution of $0.20 per Unit ($1.8 million) was declared for all Subordinated Units for the period October 1, 2000 through December 31, 2000. The total distribution of approximately $10.8 million was paid on February 14, 2001 to the General Partner and all Common Subordinated Unitholders of record as of the close of business on January 31, 2000. The fourth quarter 2000 distribution was paid utilizing Available Cash from the Partnership.

                           EOTT ENERGY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     (In Thousands, Except Per Unit Amounts)

                                                         FIRST          SECOND         THIRD          FOURTH
                                                        QUARTER       QUARTER(1)     QUARTER(1)     QUARTER(2)        TOTAL
                                                       ----------     ----------     ----------     ----------     -----------
2000

     Revenues ....................................     $2,681,696     $2,514,934     $3,143,529     $3,273,846     $11,614,005

     Gross margin ................................         56,464         62,599         58,895         61,957         239,915

     Operating income ............................         10,572         12,965         10,255         11,165          44,957

     Net income ..................................          2,221          4,888          3,011          3,713          13,833

     Basic net income per Unit
       Common ....................................           0.08           0.17           0.11           0.13            0.49
       Subordinated ..............................           0.08           0.17           0.11           0.13            0.49

     Diluted net income per Unit .................           0.08           0.17           0.11           0.13            0.49

     Cash distributions per Common Unit (3) ......          0.475          0.475          0.475          0.475           1.900


------------------------------------------------------------------------------------------------------------------------------

1999

     Revenues ..................................       $1,433,157     $2,259,303     $2,315,464     $2,656,477     $ 8,664,401

     Gross margin ..............................           52,796         55,697         57,060         46,762         212,315

     Operating income ..........................            8,473          8,715          8,110            687          25,985

     Net income (loss) before cumulative
       effect of accounting change .............            2,534          2,182            550         (7,481)         (2,215)

     Basic net income (loss) before cumulative
       effect of accounting change per Unit
         Common ................................             0.08           0.09           0.02          (0.27)          (0.13)
         Subordinated ..........................             0.15           0.09           0.02          (0.27)          (0.01)

     Diluted net income (loss) before cumulative
       effect of accounting change per Unit ....             0.10           0.09           0.02          (0.27)          (0.09)

     Cash distributions per Common Unit (3) ....            0.475          0.475          0.475          0.475           1.900

------------------------------------------------------------------------------------------------------------------------------

(1) Second quarter 2000 amounts include nonrecurring items of $1.5 million related to insurance proceeds received for the theft of NGL product offset by other costs primarily related to severance charges associated with a former officer. Third quarter 2000 amounts include a nonrecurring charge of $0.9 million in connection with the closing of the remaining contract related to the mid-continent NGL activities. See Note 6 to the Consolidated Financial Statements.
(2) Fourth quarter 1999 amounts include nonrecurring items of $9.8 million related to the mid-continent NGL activities and severance costs associated with the reduction of work force. See Note 6 to the Consolidated Financial Statements.
(3) Cash distributions are shown in the quarter paid and are based on the prior quarter's earnings.

                                                                     SCHEDULE II


                           EOTT ENERGY PARTNERS, L.P.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (In Thousands)

================================================================================

                                            Balance at  Charged to                Balance
                                            Beginning   Costs and   Deductions    at End
                                            of Period    Expenses   and Other    of Period
                                            ----------  ----------  ----------   ---------
Year ended December 31, 1998
   Allowance for Doubtful Accounts .....     $ 1,660     $   700     $  (500)     $ 1,860
   Litigation Provisions ...............     $    --     $ 1,400     $    --      $ 1,400
   Safety and Environmental ............     $    --     $    --     $ 1,000      $ 1,000

Year ended December 31, 1999
   Allowance for Doubtful Accounts .....     $ 1,860     $    --     $  (128)     $ 1,732
   Litigation Provisions ...............     $ 1,400     $    --     $  (400)     $ 1,000
   Safety and Environmental ............     $ 1,000     $    --     $ 1,998      $ 2,998

Year ended December 31, 2000
   Allowance for Doubtful Accounts .....     $ 1,732     $    --     $    95      $ 1,827
   Litigation Provisions ...............     $ 1,000     $    --     $    --      $ 1,000
   Safety and Environmental ............     $ 2,998     $ 2,000     $(2,038)     $ 2,960

----------

                                INDEX TO EXHIBITS


   Exhibit
   Number                                      Description
   ------                                      -----------
    3.1   --  Form of Partnership Agreement of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit
              3.1 to Registration Statement, File No. 33-73984)

    3.2   --  Amendment No. 1 dated as of August 8, 1995, to the Amended and Restated Agreement of Limited
              Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.2 to Annual
              Report on Form 10-K for the Year Ended December 31, 1995)

    3.3   --  Amendment No. 2 dated as of July 16, 1996, to the Amended and Restated Agreement of Limited
              Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.3 to Quarterly
              Report on Form 10-Q for the Quarter Ended June 30, 1996)

    3.4   --  Amendment No. 3 dated as of February 13, 1997, to the Amended and Restated Agreement of Limited
              Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.4 to Annual
              Report on Form 10-K for the Year Ended December 31, 1996)

    3.5   --  Amendment No. 4 dated as of November 30, 1998, to the Amended and Restated Agreement of Limited
              Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.5 to Annual
              Report on Form 10-K for the Year Ended December 31, 1998)

    3.6   --  Amendment No. 5 dated as of December 7, 1998, to the Amended and Restated Agreement of Limited
              Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.6 to Annual
              Report on Form 10-K for the Year Ended December 31, 1998)

    3.7   --  Amendment No. 6 dated as of September 16, 1999 to the Amended and Restated Agreement of Limited
              Partnership of EOTT Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 to Current
              Report on Form 8-K dated September 29, 1999)

    4.1   --  Form of Indenture for Senior Debt Securities and Subordinated Debt Securities (incorporated by
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

    10.11 --  EOTT Energy Corp. Severance Pay Plan (incorporated by reference to Exhibit 10.16 to Registration
              Statement, File No. 33-73984)

    10.12 --  Executive Employment Agreement effective March 24, 1994 between EOTT Energy Corp. and executive officers with employment agreements (incorporated by reference to Exhibit 10.05 to Registration
              Statement, File No. 33-73984)

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

 ***10.23 --  Crude Oil Supply and Terminalling Agreement dated as of December 1, 1998 between Koch Oil Company and EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.23 to Annual
              Report on Form 10-K for the Year Ended December 31, 1998)

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

 ***10.28 --  Amendment dated December 1, 1998 to the Crude Oil Supply and Terminalling Agreement dated as of
              December 1, 1998 between Koch Oil Company and EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

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

    10.32 --  Form of Executive Employment Agreement between EOTT Energy Corp. and Dana R. Gibbs (incorporated by reference to Exhibit 10.32 to Quarterly Report on form 10-Q for the Period Ended September 30, 2000)

    10.33 --  Form of Executive Employment Agreement between EOTT Energy Corp. and Lawrence Clayton, Jr.
              (incorporated by reference to Exhibit 10.33 to Quarterly Report on form 10-Q for the Period Ended
              September 30, 2000)

 ***10.34 --  Letter Agreement dated September 14, 2000 amending Crude Oil Supply and Terminalling Agreement
              (incorporated by reference to Exhibit 10.34 to Quarterly Report on form 10-Q for the Period Ended
              September 30, 2000)

*   10.35 --  Form of Executive Employment Agreement between EOTT Energy Corp. and Molly Sample

*   10.36 --  Form of Executive Employment Agreement between EOTT Energy Corp. and Lori Maddox.

**  10.37 --  Letter Agreement dated February 6, 2001 amending Crude Oil Supply and Terminalling Agreement dated
              December 1, 1998.

    21.1  --  Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form
              10-K for the year ended December 31,1999)

*   23.1  --  Consent of Arthur Andersen LLP

*   24    --  Power of Attorney

----------

*   Filed herewith.
** Filed herewith; however, confidential treatment has been requested with respect to certain portions of this exhibit.
*** Certain portions of this exhibit have been treated confidentially.