Form 10-Q
period 2001-03-31
EOTT ENERGY PARTNERS LP
filed 2001-05-14
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



               Delaware                                          76-0424520
---------------------------------------                     -------------------
   (State or Other Jurisdiction of                           (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)

 2000 West Sam Houston Parkway South,
               Suite 400
            Houston, Texas                                         77042
---------------------------------------                     -------------------
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

                           EOTT ENERGY PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements

  Condensed Consolidated Statements of Operations (Unaudited) --
     Three Months Ended March 31, 2001 and 2000......................................   3

  Condensed Consolidated Balance Sheets (Unaudited) --
     March 31, 2001 and December 31, 2000............................................   4

  Condensed Consolidated Statements of Cash Flows (Unaudited) --
     Three Months Ended March 31, 2001 and 2000......................................   5

  Condensed Consolidated Statement of Partners' Capital (Unaudited) --
     Three Months Ended March 31, 2001...............................................   6

  Notes to Condensed Consolidated Financial Statements...............................   7


ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................................  12


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..................  18


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................................  19

ITEM 6.  Exhibits and Reports on Form 8-K............................................  19


                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Unit Amounts)
                                  (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------

Revenue...................................................   $2,544,437    $2,681,696
Cost of Sales.............................................    2,484,383     2,625,232
                                                             ----------    ----------
Gross Margin..............................................       60,054        56,464

Expenses
  Operating expenses......................................       39,056        37,500
  Depreciation and amortization...........................        8,507         8,392
                                                             ----------    ----------
    Total.................................................       47,563        45,892
                                                             ----------    ----------

Operating Income..........................................       12,491        10,572

Other Income (Expense)
  Interest income.........................................          300           178
  Interest and related charges............................       (7,166)       (7,649)
  Other, net..............................................         (356)         (880)
                                                             ----------    ----------
    Total.................................................       (7,222)       (8,351)
                                                             ----------    ----------

Net Income Before Cumulative Effect of
 Accounting Changes.......................................        5,269         2,221

Cumulative Effect of Accounting Changes (Notes 2 and 3)...        1,073            --
                                                             ----------    ----------

Net Income................................................   $    6,342    $    2,221
                                                             ==========    ==========

Basic Net Income Per Unit
  Common..................................................   $     0.23    $     0.08
                                                             ==========    ==========
  Subordinated............................................   $     0.23    $     0.08
                                                             ==========    ==========
Diluted Net Income Per Unit...............................   $     0.23    $     0.08
                                                             ==========    ==========

Number of Units Outstanding for Diluted Computation.......       27,476        27,476
                                                             ==========    ==========

Pro forma amount, assuming the new inventory valuation method was applied retroactively: (Note 3)

  Net Income..............................................                 $    2,331
                                                                           ==========
  Diluted Net Income Per Unit.............................                 $     0.08
                                                                           ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                                                       MARCH 31,   DECEMBER 31,
                                                                                         2001         2000
                                                                                      ----------   -----------
                                 ASSETS
Current Assets
  Cash and cash equivalents.......................................................    $    3,544   $   54,230
  Trade and other receivables, net of allowance for doubtful
    accounts of $1,815 and $1,827, respectively...................................       757,320      917,748
  Inventories  (Note 3)...........................................................       116,729       84,653
  Other...........................................................................        39,495       26,208
                                                                                      ----------   ----------
  Total current assets............................................................       917,088    1,082,839
                                                                                      ----------   ----------

Property, Plant & Equipment, at cost..............................................       563,513      562,393
  Less: Accumulated depreciation..................................................       175,815      168,460
                                                                                      ----------   ----------
     Net property, plant & equipment..............................................       387,698      393,933
                                                                                      ----------   ----------

Other Assets, net of amortization.................................................        15,821       16,221
                                                                                      ----------   ----------

Total Assets......................................................................    $1,320,607   $1,492,993
                                                                                      ==========   ==========

                    LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Trade accounts payable..........................................................    $  908,494   $1,118,754
  Accrued taxes payable...........................................................         9,552       10,755
  Repurchase agreements...........................................................        30,000           --
  Other...........................................................................        36,235       22,802
                                                                                      ----------   ----------
     Total current liabilities....................................................       984,281    1,152,311
                                                                                      ----------   ----------
Long-Term Liabilities
  11% Senior notes................................................................       235,000      235,000
  Other...........................................................................            93           --
                                                                                      ----------   ----------
     Total long-term liabilities..................................................       235,093      235,000
                                                                                      ----------   ----------
Commitments and Contingencies (Note 6)

Additional Partnership Interests..................................................         9,318        9,318
                                                                                      ----------   ----------
Partners' Capital
  Common Unitholders..............................................................        42,985       47,581
  Subordinated Unitholders........................................................        41,731       41,496
  General Partner.................................................................         7,199        7,287
                                                                                      ----------   ----------
     Total Partners' Capital......................................................        91,915       96,364
                                                                                      ----------   ----------

Total Liabilities and Partners' Capital...........................................    $1,320,607   $1,492,993
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001          2000
                                                              ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Reconciliation of net income to net cash
    provided by (used in) operating activities --
  Net income...............................................   $   6,342    $    2,221
  Depreciation.............................................       8,243         8,128
  Amortization of intangible assets........................         264           264
  Net unrealized change in crude oil trading activities....      (1,897)        1,379
  (Gains) losses on disposal of assets.....................         158          (211)
  Changes in components of working capital --
    Receivables............................................     160,428        57,248
    Inventories............................................     (35,483)       49,017
    Other current assets...................................       2,064           623
    Trade accounts payable.................................    (210,260)     (116,489)
    Accrued taxes payable..................................      (1,203)       (1,679)
    Other current liabilities..............................       3,155        (1,132)
  Other assets and liabilities.............................       1,509           973
                                                              ---------    ----------
Net Cash Provided By (Used In) Operating Activities........     (66,680)          342
                                                              ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property, plant and equipment......       1,077           181
  Additions to property, plant and equipment...............      (4,292)       (3,057)
                                                              ---------    ----------
Net Cash Used In Investing Activities......................      (3,215)       (2,876)
                                                              ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in short-term borrowings -- affiliate...........          --        12,700
  Increase (decrease) in repurchase agreements.............      30,000       (20,803)
  Distributions to Unitholders.............................     (10,791)       (8,886)
  Issuance of Additional Partnership Interests.............          --         6,771
                                                              ---------    ----------
Net Cash Provided By (Used In) Financing Activities........      19,209       (10,218)
                                                              ---------    ----------

Increase (Decrease) In Cash and Cash Equivalents...........     (50,686)      (12,752)

Cash and Cash Equivalents, Beginning of Period.............      54,230        17,525
                                                              ---------    ----------

Cash and Cash Equivalents, End of Period...................   $   3,544    $    4,773
                                                              =========    ==========
Supplemental Cash Flow Information:
  Interest paid............................................   $     408    $      986
                                                              =========    ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In Thousands)
                                   (Unaudited)

                                              Common     Subordinated   General
                                            Unitholders   Unitholders   Partner
                                            -----------   -----------   -------
Partners' Capital at December 31, 2000....      $47,581       $41,496    $7,287

Net income................................        4,180         2,035       127

Cash distributions........................       (8,776)       (1,800)     (215)
                                                -------       -------    ------
Partners' Capital at March 31, 2001.......      $42,985       $41,731    $7,199
                                                =======       =======    ======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     EOTT Energy Partners, L.P. is a Delaware limited partnership which operates through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership and EOTT Energy Pipeline Limited Partnership. The terms "EOTT" and the "Partnership" herein refer to EOTT Energy Partners, L.P. and its affiliated limited partnerships. EOTT Energy Corp. serves as the General Partner of the Partnership and its related operating limited partnerships. At March 31, 2001, the General Partner owned an approximate 2% general partner interest and an approximate 25% subordinated limited partner interest in the Partnership. Enron Corp. ("Enron"), through its ownership of EOTT Common Units, holds an approximate 12% interest in the Partnership. The accompanying condensed consolidated financial statements and related notes present the financial position of the Partnership as of March 31, 2001 and December 31, 2000, the results of operations and cash flows for the three months ended March 31, 2001 and 2000, and changes in partners' capital for the three months ended March 31, 2001. For the three months ended March 31, 2001 and 2000, traditional net income and comprehensive income are the same.

     The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC.

     The preparation of these financial statements required the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

2.  NEW ACCOUNTING STANDARDS

     Beginning January 1, 2001, EOTT is reporting derivative activities in accordance with Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended.
SFAS No. 133 requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Under SFAS No. 133, EOTT is required to "mark-to-fair value" all of its derivative instruments at each period end. This contrasts with pre-2001 accounting principles which generally only required EOTT's transactions designated as energy trading activities to be marked-to-fair value. Changes in the market value of EOTT's derivative instruments resulting from the mark-to-fair value process will represent unrealized gains and losses. Such unrealized gains or losses will change, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. In general, SFAS No. 133 could result in fluctuations in net income in periods of price volatility. SFAS No. 133 requires that as of the date of the initial adoption, the difference between the fair value of derivative instruments and the previous

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The cumulative effect of adopting SFAS No. 133 effective January 1, 2001 was $1.3 million ($0.05 per diluted Unit) and is reflected as an increase in income in the Condensed Consolidated Statement of Operations. EOTT has not designated any derivatives as hedging instruments.

3.  CHANGE IN ACCOUNTING PRINCIPLE

     In the first quarter of 2001, the Partnership changed its method of accounting for inventories used in its energy trading activities from the average cost method to the fair value method. In executing these activities, EOTT uses both physically stored and contracted purchase barrels to meet its obligations. Management believes fair value accounting for inventories used in energy trading activities is preferable because it better informs users of the financial statements of the Partnership's net commodity price risk and it better aligns financial reporting for this inventory with the way in which price risk is measured and managed as part of energy trading activities.

     The cumulative effect of the change in accounting for inventories as of January 1, 2001 was $0.2 million ($0.01 per diluted Unit) and is reported as a decrease in net income for the first quarter of 2001. If the new accounting method had been applied retroactively, net income in the first quarter of 2000 would have increased $0.1 million and would have no effect on net income per diluted unit.

4.  REVENUE RECOGNITION

     In general, as EOTT purchases crude oil, EOTT establishes a margin by selling crude oil for physical delivery to third party users or by entering into a future delivery obligation with respect to futures contracts on the NYMEX, thereby minimizing or reducing exposure to price fluctuations. In addition to purchasing crude oil at the wellhead, EOTT purchases crude oil in bulk at major pipeline terminal points and major marketing points and enters into exchange transactions with third parties.

     EOTT recognizes revenue on the accrual method, for non-energy trading activities and non-derivative instruments, based on the right to receive payment for goods and services delivered to third parties. EOTT reviews its portfolio of transactions to assess contracts which qualify as energy trading activities. Substantially all of EOTT's current gathering, marketing and trading activities qualify as energy trading activities as defined in Emerging Issues Task Force Issue No. 98-10 ("EITF 98-10"), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". The provisions of SFAS No. 133 must first be applied to derivative instruments before considering the applicability of EITF 98-10. As a result, while substantially all of such operations are accounted for on a mark-to-fair value basis, qualifying derivative instruments are accounted for pursuant to SFAS No. 133 with the remaining energy trading activities accounted for pursuant to EITF 98-10. Changes in the market value of transactions designated as energy trading activities in accordance with EITF 98-10, and derivative instruments accounted for under SFAS No. 133, are recorded every period as mark-to-fair value gains or losses. Net unrealized mark-to-fair value gains or losses are recognized in revenue on the statement of operations and the related price risk management assets and liabilities are recorded in other current or non-current assets and liabilities, as applicable, on the balance sheet.

     Certain estimates were made in determining the fair value of contracts. These estimates have been determined by EOTT using available market data and valuation methodologies. Judgment may be required in interpreting data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   EARNINGS PER UNIT

     Net income shown in the tables below excludes the approximate two percent interest of the General Partner. Earnings per unit are calculated as follows (in millions, except per unit amounts):

                                                   THREE MONTHS ENDED MARCH 31,
                      ----------------------------------------------------------------------------------
                                      2001                                         2000
                      --------------------------------------       -------------------------------------
                                         WTD.                                         WTD.
                          NET          AVERAGE        PER              NET          AVERAGE        PER
                        INCOME          UNITS         UNIT           INCOME          UNITS         UNIT
                      ----------     ---------     ---------       ----------      --------      -------
Basic (1)
  Common                $4,180        18,476         $0.23           $1,464         18,476        $0.08
  Subordinated          $2,035         9,000         $0.23           $  713          9,000        $0.08
Diluted (2)             $6,215        27,476         $0.23           $2,177         27,476        $0.08

[FN]
(1) Net income, excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding which is also reflected on the Statement of Partners' Capital.

(2) The diluted income per unit calculation assumes the conversion of Subordinated Units into Common Units.

     Net income and per unit information related to the net income before cumulative effect of accounting changes and cumulative effect of the accounting changes for the three months ended March 31, 2001 is as follows:

                                                                                 NET INCOME
                                                                 --------------------------------------------
                                                                           BASIC
                                                                 ---------------------------
                                                                  COMMON        SUBORDINATED         DILUTED
                                                                  ------        ------------         -------
Net Income Before Cumulative Effect..........................     $3,473           $1,691            $5,164
Cumulative Effect of Accounting Changes
   -- Adoption of SFAS No.133................................        833              405             1,238
   -- Change in Inventory Valuation Method...................       (126)             (61)             (187)
                                                                  ------           ------            ------
Net Income...................................................     $4,180           $2,035            $6,215
                                                                  ======           ======            ======

                                                                                  PER UNIT
                                                                 --------------------------------------------
                                                                           BASIC
                                                                 ---------------------------
                                                                  COMMON        SUBORDINATED         DILUTED
                                                                  ------        ------------         -------
Net Income Before Cumulative Effect..........................     $ 0.19           $ 0.19            $ 0.19
Cumulative Effect of Accounting Changes
   -- Adoption of SFAS No.133................................       0.05             0.05              0.05
   -- Change in Inventory Valuation Method...................      (0.01)           (0.01)            (0.01)
                                                                  ------           ------            ------
Net Income...................................................     $ 0.23           $ 0.23            $ 0.23
                                                                  ======           ======            ======

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   LITIGATION AND OTHER CONTINGENCIES

     EOTT is, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. The Partnership is responsible for all litigation and other claims relating to the business acquired from EOTT Energy Corp. at the time of the Partnership's initial public offering, although the Partnership will be entitled to the benefit of certain insurance maintained by Enron covering occurrences prior to the closing of the Partnership's initial public offering. The Partnership believes that the ultimate resolution of litigation, individually and in the aggregate, will not have a material adverse impact on the Partnership's financial position or results of operations. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed in "Part I, Item 3. Legal Proceedings" of EOTT's Annual Report filed on Form 10-K for the year ended December 31, 2000. There have been no significant changes since December 31, 2000.

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

7.   BUSINESS SEGMENT INFORMATION

     EOTT has three reportable segments, which management considers when making decisions about resources to be allocated and assessing its performance: North American Crude Oil -- East of Rockies, Pipeline Operations and West Coast Operations. The North American Crude Oil -- East of Rockies segment is organized into five operating regions and primarily engages in energy trading activities including purchasing, gathering, transporting and marketing of crude oil. For segment reporting purposes, these five operating regions have been aggregated as one reportable segment due to similarities in their operations as allowed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Pipeline Operations segment operates approximately 7,400 active miles of common carrier pipelines in 13 states. The West Coast Operations include crude oil gathering and marketing, refined products marketing and a natural gas liquids business.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 2 included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 and Notes 3 and 4 included herein. EOTT evaluates the performance of each operating segment based on operating income (loss). EOTT accounts for intersegment revenue and transfers between North American Crude Oil -- East of Rockies, West Coast Operations and Pipeline Operations as if the sales or transfers were to third parties, that is, at current market prices. Intersegment transportation revenues for Pipeline Operations are based on published pipeline tariffs.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)

                                                NORTH
                                               AMERICAN                      WEST        CORPORATE
                                              CRUDE OIL      PIPELINE        COAST          AND
                                               -- EOR       OPERATIONS     OPERATIONS     OTHER (B)   CONSOLIDATED
                                             -----------    ----------     ----------    ----------   ------------
THREE MONTHS ENDED MARCH 31, 2001
Revenue from external customers...........   $ 2,348,472    $    8,354     $  187,611    $       --   $ 2,544,437
Intersegment revenue (a)..................         8,419        23,007          8,418       (39,844)           --
                                             -----------    ----------     ----------    ----------   -----------
   Total revenue..........................     2,356,891        31,361        196,029       (39,844)    2,544,437
                                             -----------    ----------     ----------    ----------   -----------
Gross margin..............................        23,857        31,045          5,152            --        60,054
                                             -----------    ----------     ----------    ----------   -----------
Operating income (loss)...................         4,044        14,730            (13)       (6,270)       12,491
Other expense, net........................            --            --             --        (7,222)       (7,222)
                                             -----------    ----------     ----------    ----------   -----------
Net income (loss) before cumulative
  effect of accounting change.............         4,044        14,730            (13)      (13,492)        5,269
                                             -----------    ----------     ----------    ----------   -----------
Depreciation and amortization.............         1,535         5,501            663           808         8,507
                                             -----------    ----------     ----------    ----------   -----------

THREE MONTHS ENDED MARCH 31, 2000
Revenue from external customers...........   $ 2,476,302    $    9,789     $  195,605    $       --   $ 2,681,696
Intersegment revenue (a)..................            --        23,207             --       (23,207)           --
                                             -----------    ----------     ----------    ----------   -----------
   Total revenue..........................     2,476,302        32,996        195,605       (23,207)    2,681,696
                                             -----------    ----------     ----------    ----------   -----------
Gross margin..............................        19,070        33,641          3,753            --        56,464
                                             -----------    ----------     ----------    ----------   -----------
Operating income (loss)...................          (337)       17,404         (1,371)       (5,124)       10,572
Other expense, net........................            --            --             --        (8,351)       (8,351)
                                             -----------    ----------     ----------    ----------   -----------
Net income (loss).........................          (337)       17,404         (1,371)      (13,475)        2,221
                                             -----------    ----------     ----------    ----------   -----------
Depreciation and amortization.............         1,917         5,265            663           547         8,392
                                             -----------    ----------     ----------    ----------   -----------

Total assets at March 31, 2001............   $   909,459    $  287,655     $   92,354    $   31,139   $ 1,320,607
                                             -----------    ----------     ----------    ----------   -----------
Total assets at December 31, 2000.........       999,973       288,956        124,427        79,637     1,492,993
                                             -----------    ----------     ----------    ----------   -----------

[FN]
(a) Intersegment revenue for North American Crude Oil -- EOR and West Coast Operations is at prices comparable to those received from external customers. Intersegment revenue for Pipeline Operations is primarily transportation costs charged to North American Crude Oil -- EOR for the transport of crude oil at published pipeline tariffs.

(b)  Corporate and Other also includes intersegment eliminations.


8.  SUBSEQUENT EVENTS

     On April 20, 2001, the Board of Directors of EOTT Energy Corp., as
General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 per Common Unit ($9.0 million) for the period January 1, 2001 through March 31, 2001. In addition, a cash distribution of $0.20 per Unit
($1.8 million) was declared for all Subordinated Units for the period
January 1, 2001 through March 31, 2001. The first quarter distribution of
$10.8 million will be paid on May 15, 2001 to the General Partner and all Common and Subordinated Unitholders of record as of April 30, 2001. The distribution will be paid utilizing Available Cash from the Partnership, as defined in the Partnership Agreement.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


Information Regarding Forward-Looking Information

     The statements in this Quarterly Report on Form 10-Q that are not historical information are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance, and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in obtaining additional lease barrels and maintaining existing lease crude oil barrels, demand for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, industry conditions, the ability of the Partnership to avoid environmental liabilities, developments at FERC relating to pipeline tariff regulation, the successful resolution of litigation, the success of the Partnership's risk management activities, and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.

OVERVIEW

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT purchases, gathers, transports, markets, stores and resells crude oil and other petroleum products. EOTT's principal business segments are North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations (see Note 7 to the Condensed Consolidated Financial Statements for certain financial information by business segment).

Gathering, Marketing and Trading Operations

     In general, as EOTT purchases crude oil, it establishes a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX, thereby minimizing or reducing exposure to price fluctuations. Through these transactions, EOTT generally seeks to maintain positions that are substantially balanced between crude oil purchases and sales or future delivery obligations. However, depending on market conditions, positions may be taken subject to established price risk management position limits. As a result, changes in the absolute price level for crude oil do not necessarily impact the margin from gathering and marketing.

     Throughout the marketing process, EOTT generally seeks to maintain a substantially balanced risk position at all times. EOTT does have certain risks that cannot be completely hedged, such as a portion of certain basis risks. Basis risk arises when crude oil is acquired by a purchase or exchange that does not meet the specifications of the crude oil EOTT is contractually obligated to deliver, whether in terms of geographic location, grade or delivery schedule. In accordance with its risk management policy, EOTT seeks to limit price risk and maintain margins through a combination of physical sales, NYMEX hedging activities and exchanges of crude oil with third parties.

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

     Gross margin from gathering, marketing and trading operations varies from period-to-period, depending to a significant extent upon changes in the supply and demand of crude oil and the resulting changes in United States crude oil inventory levels. The gross margin from gathering, marketing and trading operations is generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of gathering and transportation. In addition to purchasing crude oil at the wellhead, EOTT purchases crude oil in bulk at major pipeline terminal points and major marketing points and enters into exchange transactions with third parties. These bulk and exchange transactions are characterized by large volumes and narrow profit margins on purchase and sales transactions, and the absolute price levels for crude oil do not necessarily bear a relationship to gross margin, although such price levels significantly impact revenues and cost of sales. Because period-to-period variations in revenues and cost of sales are not generally meaningful in analyzing the variation in gross margin for gathering and marketing operations, such changes are not addressed in the following discussion.

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

Pipeline Operations

     Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. A majority of the pipeline revenues are generated by transporting crude oil at published pipeline tariffs for the North American Crude Oil -- East of Rockies business segment. Approximately 73% of the revenues of the Pipeline Operations business segment for the three months ended March 31, 2001, were generated from tariffs charged to the North American Crude Oil -- East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of the Pipeline Operations and are addressed in the following discussion of Pipeline Operations.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


RESULTS OF OPERATIONS

     EOTT reported net income of $6.3 million or $0.23 per diluted Unit for the first quarter of 2001 compared to net income of $2.2 million or $0.08 per diluted Unit for the first quarter of 2000. EOTT adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, and changed the method of valuing inventory used in its energy trading activities from average cost to fair value effective January 1, 2001 (see Notes 2 and 3 to the Condensed Consolidated Financial Statements). The net cumulative effect of adopting these accounting changes was $1.1 million and is reflected as an increase in net income in the Consolidated Statement of Operations. Excluding the cumulative effect of accounting changes, net income for the first quarter of 2001 was $5.3 million or $0.19 per diluted Unit, compared to net income of $2.2 million, or $0.08 per diluted Unit in the same period last year. The increase in net income, excluding the cumulative effect of the accounting changes, compared to the same period in 2000 is due to favorable market conditions and continued elimination of certain low margin lease volumes in the North American Crude Oil-East of Rockies business segment, increased availability of blending stock for the West Coast crude oil operations and lower financing costs. The factors increasing net income were partially offset by lower operating income from the Pipeline Operations due primarily to a decline of volumes in the West Texas and New Mexico pipelines, higher employee related expenses and higher depreciation related to recently installed information systems hardware and software.

     Selected financial data for EOTT's business segments are summarized below, in millions:

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                -----------------------
                                                                                  2001           2000
                                                                                --------       --------
Revenues:
  North American Crude Oil -- East of Rockies.............................      $2,356.9       $2,476.3
  Pipeline Operations.....................................................          31.4           33.0
  West Coast Operations...................................................         196.0          195.6
  Corporate and Other.....................................................            --             --
  Intersegment eliminations...............................................         (39.9)         (23.2)
                                                                                --------       --------
    Total.................................................................      $2,544.4       $2,681.7
                                                                                ========       ========

Gross margin:
  North American Crude Oil -- East of Rockies (1).........................      $   23.9       $   19.1
  Pipeline Operations.....................................................          31.0           33.6
  West Coast Operations...................................................           5.2            3.8
  Corporate and Other.....................................................            --             --
                                                                                ---------      --------
    Total.................................................................      $   60.1       $   56.5
                                                                                ========       ========

Operating income (loss):
  North American Crude Oil -- East of Rockies (1).........................      $    4.1      $    (0.3)
  Pipeline Operations.....................................................          14.7           17.4
  West Coast Operations...................................................            --           (1.3)
  Corporate and Other.....................................................          (6.3)          (5.2)
                                                                                --------      ---------
    Total.................................................................      $   12.5      $    10.6
                                                                                ========      =========

[FN]
(1) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from the Pipeline Operations segment. Intersegment costs from the Pipeline Operations were $23.0 million and $23.2 million for the three months ended March 31, 2001 and 2000 respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


Three Months Ended March 31, 2001 Compared with Three Months Ended
March 31, 2000.

     North American Crude Oil -- East of Rockies: The North American Crude Oil -- East of Rockies segment had operating income of $4.1 million for the first quarter of 2001, compared to an operating loss of $0.3 million for the same period in 2000. Gross margin increased $4.8 million to $23.9 million in the first quarter of 2001 due primarily to improved market conditions and the continued elimination of certain low margin lease volumes. Crude oil lease volumes averaged 377,700 barrels per day for the three months ended March 31, 2001 compared to an average of 412,900 barrels per day for the three months ended March 31, 2000. Operating expenses of $19.8 million for the first quarter 2001 were $0.4 million higher than in the first quarter of 2000 due primarily to higher employee related costs offset by lower depreciation.

     Pipeline Operations: Pipeline Operations had operating income of $14.7 million for the first quarter 2001 compared to operating income of $17.4 million for the same period in 2000. Revenues for the first quarter of 2001 decreased $1.6 million to $31.4 million in the first quarter of 2001 due primarily to a decline of volumes in the West Texas and New Mexico pipeline systems. The decline in volumes is primarily associated with the continued elimination of low margin lease volumes in the North American Crude Oil-East of Rockies business segment as well as the storage of lease volumes beginning in March 2001 due to the market moving into contango. Approximately $23.0 million and $23.2 million of revenues for the three months ended March 31, 2001 and 2000, respectively, were generated primarily from tariffs charged to the North American Crude Oil
-- East of Rockies segment. Pipeline volumes averaged 549,900 barrels per day for the three months ended March 31, 2001 compared to 596,400 barrels per day for the three months ended March 31, 2000. Operating expenses of $16.3 million for the first quarter of 2001 were relatively flat compared to the first quarter of 2000.

     West Coast Operations: West Coast Operations improved to break even for the first quarter of 2001, compared to an operating loss of $1.3 million for the same period in 2000 primarily due to increased availability of blending stock for the crude oil operations. Operating expenses of $5.2 million for the first quarter of 2001 were relatively flat compared to the first quarter of 2000.

     Corporate and Other: Corporate and Other costs were $6.3 million for the first quarter of 2001 compared to $5.2 million in the first quarter of 2000. The increase is due primarily to higher employee related costs, insurance costs and depreciation related to recently installed information systems hardware and software. Interest and related charges in the first quarter 2001 were $6.9 million compared to $7.5 million for the same period in 2000. The decrease is due primarily to lower average short-term debt required to meet working capital needs. Other income (expense), net, consisting primarily of discount fees on sale of receivables, gains (losses) on transactions denominated in a foreign currency and gains (losses) on sales of property, plant and equipment, increased $0.5 million in the first quarter 2001 compared to the same period in 2000 primarily due to lower discount fees on sale of receivables.

LIQUIDITY AND CAPITAL RESOURCES

General

     Management anticipates that short-term liquidity as well as sustaining capital expenditures for the foreseeable future will be funded by cash generated from operations, commodity repurchase agreements and sales of receivables. Additionally, through December 31, 2001, EOTT may access the $100.0 million working capital line under the $1.0 billion Enron credit facility.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


Cash Flows From Operating Activities

     Net cash used in operating activities totaled $66.7 million for the first three months of 2001 compared to net cash provided by operating activities of $0.3 million for the same period in 2000 primarily due to the reduction in sales of receivables and crude oil being stored in inventory as a result of market conditions shifting from backwardation to contango in March 2001.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $3.2 million for the first three months of 2001 compared to $2.9 million for the same period in 2000. Cash additions to property, plant, and equipment of $4.3 million in 2001 primarily include $3.4 million for pipeline, storage tank and related facility improvements and $0.2 million for information systems hardware and software. Proceeds from asset sales were $1.1 million in the first three months of 2001 compared to $0.2 million in the first three months of 2000 primarily due to sales of trucks.

Cash Flows From Financing Activities

     Net cash provided by financing activities totaled $19.2 million for the first three months of 2001 compared to net cash used of $10.2 million for the same period in 2000. The 2001 amount primarily represents an increase in repurchase agreements outstanding offset by distributions paid to Unitholders for the period October 1, 2000 through December 31, 2000.

OTHER MATTERS

     Beginning January 1, 2001, EOTT is reporting derivative activities in accordance with Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Under SFAS No. 133, EOTT is required to "mark-to-fair value" all of its derivative instruments at each period end. This contrasts with pre-2001 accounting principles which generally only required EOTT's transactions designated as energy trading activities to be marked-to-fair value. Changes in the market value of EOTT's derivative instruments resulting from the mark-to-fair value process will represent unrealized gains and losses. Such unrealized gains or losses will change, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. In general, SFAS No. 133 could result in fluctuations in net income in periods of price volatility. SFAS No. 133 requires that as of the date of the initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The cumulative effect of adopting SFAS No. 133 effective January 1, 2001 was $1.3 million and is reflected as an increase in income in the Condensed Consolidated Statement of Operations. EOTT has not designated any derivatives as hedging instruments.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


     In the first quarter of 2001, the Partnership changed its method of accounting for inventories used in its energy trading activities from the average cost method to the fair value method. In executing these activities, EOTT uses both physically stored and contracted purchase barrels to meet its obligations. Management believes fair value accounting for inventories used in energy trading activities is preferable because it better informs users of the financial statements of the Partnership's net commodity price risk and it better aligns financial reporting for this inventory with the way in which price risk is measured and managed as part of energy trading activities.

     The cumulative effect of the change in accounting for inventories as of January 1, 2001 was $0.2 million ($0.01 per diluted Unit) and is reported as a decrease in net income for the first quarter of 2001. If the new accounting method had been applied retroactively, net income in the first quarter of 2000 would have increased $0.1 million and would have no effect on net income per diluted unit.

OUTLOOK

     Historically, the crude oil gathering, marketing and trading business has been very competitive with thin and variable profit margins. The ability to generate margin in the crude oil marketing and trading business is not tied to the absolute price level of crude oil but is generated by the difference between the price at which crude oil is sold and the price paid and other costs incurred in the purchase and transportation of the crude oil. Additionally, margins could be affected by the change in fair value of positions taken, if any. The fluctuations in market related indices and the overall levels of supply and demand cannot be projected with certainty.

     The Partnership's strong first quarter 2001 results were primarily due to the favorable market conditions for the lease crude oil business. The Partnership anticipates that second quarter 2001 results will be lower than the first quarter 2001 results due to the weakness in market related indices for the lease crude oil business.

     EOTT will pay a cash distribution of $0.475 per Unit to all its Common Unitholders and a cash distribution of $0.20 per Unit to all its Subordinated Unitholders on May 15, 2001 without any distribution support from Enron. Enron has committed to provide total cash distribution support in an amount necessary to pay minimum quarterly distributions up to $29 million ($19.7 million of which remains available) to the Common Unitholders through the fourth quarter 2001.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                           EOTT ENERGY PARTNERS, L.P.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7a in EOTT's Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     There are no material changes in market risks faced by the Company from those reported in EOTT's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

                           EOTT ENERGY PARTNERS, L.P.


ITEM 1.  Legal Proceedings

     See Part I. Item 1, Note 6 to the Condensed Consolidated Financial Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     18.1 Preferability Letter on Change in Accounting Principle

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


                                   EOTT ENERGY PARTNERS, L.P.
                                   (A Delaware Limited Partnership)

Date:  May 14, 2001                By: EOTT ENERGY CORP. as
                                       General Partner


                                          /s/ LORI L. MADDOX
                                   ---------------------------------
                                   Lori L. Maddox
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                               EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------       ------------

 18.1        Preferability Letter on Change in Accounting Principle