Form 10-Q
period 2001-06-30
EOTT ENERGY PARTNERS LP
filed 2001-08-14
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                 Delaware                                76-0424520
 ----------------------------------------     ---------------------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

   2000 West Sam Houston Parkway South,
                 Suite 400
              Houston, Texas                                77042
 ----------------------------------------     ---------------------------------
 (Address of principal executive offices)                 (Zip Code)

                                 (713) 993-5200
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS




                                                                             Page
                                                                             ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended June 30, 2001 and 2000
      and Six Months Ended June 30, 2001 and 2000 .........................    3

   Condensed Consolidated Balance Sheets (Unaudited) -
      June 30, 2001 and December 31, 2000 .................................    4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Six Months Ended June 30, 2001 and 2000 .............................    5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Six Months Ended June 30, 2001 ......................................    6

   Notes to Condensed Consolidated Financial Statements ...................    7

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................   16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk .......   28

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................   29

ITEM 6.  Exhibits and Reports on Form 8-K .................................   29

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                  JUNE 30,                      JUNE 30,
                                                                         --------------------------    --------------------------
                                                                            2001           2000           2001           2000
                                                                         -----------    -----------    -----------    -----------
Revenue ..............................................................   $ 2,256,946    $ 2,514,934    $ 4,801,383    $ 5,196,630
Cost of Sales ........................................................     2,197,297      2,452,335      4,681,680      5,077,567
                                                                         -----------    -----------    -----------    -----------
Gross Margin .........................................................        59,649         62,599        119,703        119,063
Expenses
   Operating expenses ................................................        39,171         41,167         78,227         78,667
   Depreciation and amortization .....................................         8,390          8,467         16,897         16,859
                                                                         -----------    -----------    -----------    -----------
     Total ...........................................................        47,561         49,634         95,124         95,526
                                                                         -----------    -----------    -----------    -----------
Operating Income .....................................................        12,088         12,965         24,579         23,537
Other Income (Expense)
   Interest income ...................................................           512            444            812            622
   Interest and related charges ......................................        (8,493)        (7,693)       (15,659)       (15,342)
   Other, net ........................................................            26           (828)          (330)        (1,708)
                                                                         -----------    -----------    -----------    -----------
     Total ...........................................................        (7,955)        (8,077)       (15,177)       (16,428)
                                                                         -----------    -----------    -----------    -----------
Net Income Before Cumulative
   Effect of Accounting Change .......................................         4,133          4,888          9,402          7,109
Cumulative Effect of Accounting Change ...............................            --             --          1,073             --
                                                                         -----------    -----------    -----------    -----------
Net Income ...........................................................   $     4,133    $     4,888    $    10,475    $     7,109
                                                                         ===========    ===========    ===========    ===========
Basic Net Income Per Unit
   Common ............................................................   $      0.15    $      0.17    $      0.37    $      0.25
                                                                         ===========    ===========    ===========    ===========
   Subordinated ......................................................   $      0.15    $      0.17    $      0.37    $      0.25
                                                                         ===========    ===========    ===========    ===========
Diluted Net Income Per Unit ..........................................   $      0.15    $      0.17    $      0.37    $      0.25
                                                                         ===========    ===========    ===========    ===========
Number of Units Outstanding
for Diluted Computation ..............................................        27,476         27,476         27,476         27,476
                                                                         ===========    ===========    ===========    ===========

Pro forma amount, assuming the new inventory valuation method was applied retroactively: (Note 3)

Net Income ...........................................................                  $     5,325                   $     7,646
                                                                                        ===========                   ===========
Diluted Net Income Per Unit ..........................................                  $      0.19                   $      0.27
                                                                                        ===========                   ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        JUNE 30,     DECEMBER 31,
                                                                          2001           2000
                                                                      ------------   ------------
                                 ASSETS
Current Assets
    Cash and cash equivalents .....................................   $     40,915   $     54,230
    Trade and other receivables, net of allowance for doubtful
       accounts of  $1,861 and $1,827, respectively ...............        707,006        917,748
    Inventories  (Note 3) .........................................        139,527         84,653
    Other .........................................................         61,421         26,208
                                                                      ------------   ------------
    Total current assets ..........................................        948,869      1,082,839
                                                                      ------------   ------------

Property, Plant & Equipment, at cost ..............................        634,877        562,393
    Less: Accumulated depreciation ................................        175,236        168,460
                                                                      ------------   ------------
       Net property, plant & equipment ............................        459,641        393,933
                                                                      ------------   ------------
Other Assets, net of amortization .................................         45,126         16,221
                                                                      ------------   ------------
Total Assets ......................................................   $  1,453,636   $  1,492,993
                                                                      ============   ============

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable ........................................   $    894,351   $  1,118,754
    Accrued taxes payable .........................................         11,261         10,755
    Repurchase agreements .........................................        170,000             --
    Other .........................................................         46,836         22,802
                                                                      ------------   ------------
       Total current liabilities ..................................      1,122,448      1,152,311
                                                                      ------------   ------------
Long-Term Liabilities
    11% Senior notes ..............................................        235,000        235,000
    Other .........................................................          1,613             --
                                                                      ------------   ------------
       Total long-term liabilities ................................        236,613        235,000
                                                                      ------------   ------------
Commitments and Contingencies (Note 7)
Additional Partnership Interests ..................................          9,318          9,318
                                                                      ------------   ------------
Partners' Capital
    Common Unitholders ............................................         36,933         47,581
    Subordinated Unitholders ......................................         41,258         41,496
    General Partner ...............................................          7,066          7,287
                                                                      ------------   ------------
       Total Partners' Capital ....................................         85,257         96,364
                                                                      ------------   ------------
Total Liabilities and Partners' Capital ...........................   $  1,453,636   $  1,492,993
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ----------------------
                                                                       2001         2000
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income to net cash
       provided by (used in) operating activities -
    Net income ..................................................   $  10,475    $   7,109
    Depreciation ................................................      16,364       16,331
    Amortization of intangible assets ...........................         533          528
    Net unrealized change in crude oil trading activities .......         931        1,932
    (Gains) losses on disposal of assets ........................         143         (207)
    Changes in components of working capital -
       Receivables ..............................................     213,834       45,638
       Inventories ..............................................     (71,978)      36,691
       Other current assets .....................................       4,525       12,379
       Trade accounts payable ...................................    (226,871)     (87,296)
       Accrued taxes payable ....................................         506         (574)
       Other current liabilities ................................       1,988       (4,097)
    Other assets and liabilities ................................          96        1,251
                                                                    ---------    ---------
Net Cash Provided By (Used In) Operating Activities .............     (49,454)      29,685
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets ................................      16,676          527
    Acquisitions ................................................    (117,000)          --
    Additions to property, plant and equipment ..................     (11,955)      (6,559)
    Other, net ..................................................          --           29
                                                                    ---------    ---------
Net Cash Used In Investing Activities ...........................    (112,279)      (6,003)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in repurchase agreements ................     170,000      (21,351)
    Distributions to Unitholders ................................     (21,582)     (17,841)
    Issuance of Additional Partnership Interests ................          --        6,771
                                                                    ---------    ---------
Net Cash Provided By (Used In) Financing Activities .............     148,418      (32,421)
                                                                    ---------    ---------
Increase (Decrease) In Cash and Cash Equivalents ................     (13,315)      (8,739)
Cash and Cash Equivalents, Beginning of Period ..................      54,230       17,525
                                                                    ---------    ---------
Cash and Cash Equivalents, End of Period ........................   $  40,915    $   8,786
                                                                    =========    =========

Supplemental Cash Flow Information:
    Interest paid ...............................................   $  14,533    $  14,977
                                                                    =========    =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                   COMMON       SUBORDINATED      GENERAL
                                                 UNITHOLDERS     UNITHOLDERS      PARTNER
                                                ------------    ------------    ------------
Partners' Capital at December 31, 2000 ......   $     47,581    $     41,496    $      7,287
Net income ..................................          6,904           3,362             209
Cash distributions ..........................        (17,552)         (3,600)           (430)
                                                ------------    ------------    ------------
Partners' Capital at June 30, 2001 ..........   $     36,933    $     41,258    $      7,066
                                                ============    ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     EOTT Energy Partners, L.P. is a Delaware limited partnership which operates through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership and EOTT Energy Liquids, L.P. The terms "EOTT" and the "Partnership" herein refer to EOTT Energy Partners, L.P. and its affiliated limited partnerships. EOTT Energy Corp. serves as the General Partner of EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership and EOTT Energy Pipeline Limited Partnership. EOTT Energy General Partner, L.L.C. serves as the General Partner of EOTT Energy Liquids, L.P. At June 30, 2001, EOTT Energy Corp. owned an approximate 2% general partner interest and an approximate 25% subordinated limited partner interest in the Partnership. Enron Corp. ("Enron"), through its ownership of EOTT Common Units, holds an approximate 12% interest in the Partnership. The accompanying condensed consolidated financial statements and related notes present the financial position of the Partnership as of June 30, 2001 and December 31, 2000, the results of operations for the three and six months ended June 30, 2001 and 2000, cash flows for the six months ended June 30, 2001 and 2000, and changes in partners' capital for the six months ended June 30, 2001. For the three and six months ended June 30, 2001 and 2000, traditional net income and comprehensive income are the same.

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


2.   NEW ACCOUNTING STANDARDS

     Beginning January 1, 2001, EOTT is reporting derivative activities in accordance with Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Under SFAS No. 133, EOTT is required to "mark-to-fair value" all of its derivative instruments at the end of each reporting period. This contrasts with previous accounting principles which generally only required EOTT's transactions designated as energy trading activities to be marked-to-fair value. Changes in the market value of EOTT's derivative instruments resulting from the mark-to-fair value process will represent unrealized gains and losses. Such unrealized gains or losses will change,

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. In general, SFAS No. 133 could result in fluctuations in net income in periods of price volatility. SFAS No. 133 requires that as of the date of the initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The cumulative effect of adopting SFAS No. 133 effective January 1, 2001 was $1.3 million ($0.05 per diluted Unit) and is reflected as an increase in income in the Condensed Consolidated Statement of Operations. EOTT has not designated any derivatives as hedging instruments.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment. Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At June 30, 2001, EOTT has $8.0 million of goodwill recorded in Other Assets. Due to the recent issuance of this statement, EOTT has not been as able to determine its impact upon adoption.


3.   CHANGE IN ACCOUNTING PRINCIPLE

     In the first quarter of 2001, the Partnership changed its method of accounting for inventories used in its energy trading activities (see Note 4) from the average cost method to the fair value method. In executing these activities, EOTT uses both physically stored and contracted purchase barrels to meet its obligations. Management believes fair value accounting for inventories used in its energy trading activities is preferable because it better informs users of the financial statements of the Partnership's net commodity price risk and it better aligns financial reporting for this inventory with the way in which price risk is measured and managed as part of energy trading activities.

     The cumulative effect of the change in accounting for inventories as of January 1, 2001 was $0.2 million ($0.01 per diluted Unit) and is reported as a decrease in net income for the first quarter of 2001. If the new accounting method had been applied retroactively, net income would have increased $0.4 million ($0.02 per diluted Unit) and $0.5 million ($0.02 per diluted Unit) in the three months and six months ended June 30, 2000, respectively.


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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


5.   EARNINGS PER UNIT

     Net income shown in the tables below excludes the approximate two percent interest of the General Partner. Earnings per unit are calculated as follows (in millions, except per unit amounts):


                                      THREE MONTHS ENDED JUNE 30,
                       ---------------------------------------------------------
                                   2001                         2000
                       ---------------------------   ---------------------------
                                   Wtd.                          Wtd.
                         Net     Average     Per       Net     Average     Per
                       Income     Units     Unit     Income     Units      Unit
                       -------   -------   -------   -------   -------   -------
Basic (1)
  Common               $ 2,724    18,476   $  0.15   $ 3,221    18,476   $  0.17
  Subordinated         $ 1,327     9,000   $  0.15   $ 1,569     9,000   $  0.17
Diluted (2)            $ 4,051    27,476   $  0.15   $ 4,790    27,476   $  0.17



                                       SIX MONTHS ENDED JUNE 30,
                       ---------------------------------------------------------
                                   2001                         2000
                       ---------------------------   ---------------------------
                                   Wtd.                          Wtd.
                         Net     Average     Per       Net     Average     Per
                       Income     Units     Unit     Income     Units      Unit
                       -------   -------   -------   -------   -------   -------
Basic (1)
  Common               $ 6,904    18,476   $  0.37   $ 4,685    18,476   $  0.25
  Subordinated         $ 3,362     9,000   $  0.37   $ 2,282     9,000   $  0.25
Diluted (2)            $10,266    27,476   $  0.37   $ 6,967    27,476   $  0.25

(1) Net income, excluding the two percent General Partner interest, has been apportioned to each class of Unitholder based on the ownership of total Units outstanding.

(2) The diluted income per unit calculation assumes the conversion of Subordinated Units into Common Units.



     Net income and per unit information related to the net income before cumulative effect of accounting changes and cumulative effect of the accounting changes for the six months ended June 30, 2001 is as follows:

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                NET INCOME
                                                --------------------------------------------
                                                           Basic
                                                ----------------------------
                                                   Common       Subordinated      Diluted
                                                ------------    ------------    ------------
Net Income Before Cumulative Effect .........   $      6,197    $      3,018    $      9,215
Cumulative Effect of Accounting Changes
   -Adoption of SFAS No.133 .................            833             405           1,238
   -Change in Inventory Valuation Method ....           (126)            (61)           (187)
                                                ------------    ------------    ------------
Net Income ..................................   $      6,904    $      3,362    $     10,266
                                                ============    ============    ============



                                                                  PER UNIT
                                                --------------------------------------------
                                                           Basic
                                                ----------------------------
                                                   Common       Subordinated      Diluted
                                                ------------    ------------    ------------
Net Income Before Cumulative Effect .........   $       0.33    $       0.33    $       0.33
Cumulative Effect of Accounting Changes
   -Adoption of SFAS No. 133 ................           0.05            0.05            0.05
   -Change in Inventory Valuation Method ....          (0.01)          (0.01)          (0.01)
                                                ------------    ------------    ------------
Net Income ..................................   $       0.37    $       0.37    $       0.37
                                                ============    ============    ============


6.   ACQUISITIONS AND DISPOSITIONS

Acquisitions

     Effective June 30, 2001, through a newly created, wholly-owned subsidiary, EOTT Energy Liquids, L.P., a Delaware limited partnership, EOTT purchased certain liquids processing, storage and transportation assets located in the Texas Gulf Coast region. The assets were purchased for $117 million in cash from Enron and from State Street Bank and Trust Company of Connecticut, National Association, Trustee (the "Trustee"). The assets held by the Trustee were held under a lease financing arrangement with Enron. Immediately prior to the acquisition, all of the assets were operated by EGP Fuels Company, a Delaware corporation and wholly-owned subsidiary of Enron ("EGP Fuels").

     This acquisition included (i) a hydrocarbon processing complex, located in Morgan's Point, Texas, that is currently being used for the production of isobutylene and methyl tertiary butyl ether and processes approximately 16,000 barrels per day, (ii) a natural gas liquids storage facility, located in Mont Belvieu, Texas (the "Mont Belvieu Facility"), that consists of ten active wells with a total storage capacity of approximately ten million barrels, (iii) a liquids pipeline grid system used for the transportation of natural gas liquids and other products to and from the Mont Belvieu Facility and the hydrocarbon processing complex and other distribution points and (iv) loading, unloading and transportation facilities that are associated with the foregoing (collectively, the "Assets"). Allocation of the purchase price to the acquired Assets at June 30, 2001 was based on preliminary estimates of fair value.

     The Partnership acquired the Assets pursuant to the terms of a Purchase and Sale Agreement between the Partnership and Enron (the "Agreement"). The Agreement contained representations and warranties of the parties and certain indemnity agreements.

     The Purchase Price was based upon the value of the Assets and the associated contracts, and the terms of the transaction and related contracts were reviewed by the Audit Committee of the Partnership's General Partner, which consists of three directors who are not employees of the General Partner or any other affiliate of Enron. The Audit Committee engaged its own counsel and an investment banking firm that rendered an opinion as to the fairness of the transaction from a financial point of view. The Audit Committee and the board of directors of the Partnership's General Partner (including a majority of the disinterested directors)

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

approved the transaction. The Partnership financed the amount of the Purchase Price through borrowings from Standard Chartered Trade Services Corporation pursuant to inventory and receivable financing facilities. These facilities were increased to an aggregate amount of $300 million by the Partnership on an interim basis until long term financing is obtained.

     Concurrently, EOTT entered into a 10-year tolling agreement for the conversion of feedstocks into products, on a take-or-pay basis, which obligations are expected to be met using the hydrocarbon processing complex, and a 10-year storage and transportation agreement for the use of a significant portion of the storage facility and pipeline grid system, on a take-or-pay basis. Both agreements are with Enron Gas Liquids, Inc. ("EGLI"), a wholly-owned subsidiary of Enron, which retains all existing third party commodity, transportation and storage contracts associated with these facilities.

     Under the tolling agreement, EOTT will receive an escalating fixed fee based on a quarterly minimum conversion level. Any amounts converted above the minimum conversion levels are subject to a revenue sharing arrangement between EOTT and EGLI. In addition, there is a conversion option whereby EGLI will reimburse EOTT for the capital costs to convert the hydrocarbon processing complex to produce other products. Upon exercise of the option, EOTT and EGLI would renegotiate the terms of the agreement on a basis consistent with the current agreement. The agreement also includes damage provisions if EOTT is unable to process and deliver the quarterly minimum volumes under the agreement as well as early termination provisions that could result in EGLI owing damages to EOTT.

     Under the storage and transportation agreement, EOTT will receive a fixed storage and throughput fee, which escalates throughout the agreement, based on firm storage quantities. EGLI has a right of first refusal related to certain additional storage capacity and additional throughput capacity for an additional fee.

     Detailed below are summarized pro forma results of operations for the Partnership for the six months ended June 30, 2001 and 2000 as though the acquisition had taken place at the beginning of each of the respective years. Pro forma adjustments include higher depreciation expense, elimination of income taxes, and lower interest expense related to the financing of the acquisition.

     The unaudited pro forma results of operations are not indicative of actual operating results had the transactions occurred when indicated, nor do they purport to indicate operating results that may occur in the future. Historical results of the acquired Assets are not representative of future operating results because the historical results reflect commodity price volatility associated with the marketing of the products produced by the Assets. Concurrently with the acquisition, EOTT has entered into a 10-year tolling agreement with EGLI for the conversion of products, on a take or pay basis. As long as EOTT performs its obligations under the tolling agreement, EOTT will not be subject to commodity price risk.

(Unaudited:  in thousands, except per unit amounts)

                                         PRO FORMA FOR THE
                                          SIX MONTHS ENDED
                                              JUNE 30,
                                      -----------------------
                                         2001         2000
                                      ----------   ----------
Revenue ...........................   $4,901,358   $5,297,495
Gross Margin ......................   $  129,791   $  141,912
Net Income ........................   $    5,818   $   14,342
Diluted Net Income per Unit .......   $     0.21   $     0.51

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Dispositions

     Effective June 30, 2001, EOTT sold its West Coast crude oil gathering and blending operations to Pacific Marketing and Transportation LLC. The purchase price was $14.3 million and is subject to a two year look back provision at June 30, 2003 regarding average operating results during the period July 1, 2001 through June 30, 2003. Under the purchase and sale agreement (the "Agreement"), if Pacific's average earnings over the two year period meet or exceed a base earnings level, as defined in the Agreement, EOTT could earn up to an additional $7.5 million.


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

     EOTT is subject to extensive federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, and which require expenditures for remediation at various operating facilities and waste disposal sites, as well as expenditures in connection with the construction of new facilities. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and EOTT anticipates that there will be continuing changes. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for EOTT and other businesses throughout the United States, and it is anticipated that the costs of compliance with environmental laws and regulations will continue to increase. EOTT will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

     EOTT may experience future releases of crude oil into the environment or discover releases that were previously unidentified. While an inspection program is maintained on EOTT's pipelines to prevent and detect such releases, damages and liabilities incurred due to any future environmental releases could affect EOTT's business. EOTT maintains insurance against certain environmental incidents, subject to policy limits. The management of EOTT believes that its operations and facilities are in general compliance with applicable environmental laws and regulations and management is not aware of any outstanding potential liabilities or claims relating to safety and environmental matters the resolution of which, individually or in the aggregate, would have a materially adverse effect on EOTT's financial position or results of operations. EOTT's environmental expenditures include amounts spent on permitting, compliance and response plans, monitoring and spill cleanup and other remediation costs. In addition, EOTT could be required to spend substantial sums to ensure the integrity of its pipeline systems, and in some cases, EOTT may take pipelines out of service if it believes the cost of upgrades will exceed the value of the pipelines in its business.

     Enron Corp. has received a request for information from the Environmental Protection Agency asking for data regarding certain spills and discharges since 1998 on oil pipelines operated by Enron and its subsidiaries. EOTT is the only subsidiary of Enron that has extensive domestic oil pipeline operations, and Enron's

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

response will include information on EOTT pursuant to the request. The responsive information must be filed with the EPA on or prior to November 7, 2001. EOTT cannot predict the outcome of the EPA inquiry.

     No assurance can be given as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently anticipated. In the event of future increases in costs, EOTT may be unable to pass on those increases to its customers.


8.   BUSINESS SEGMENT INFORMATION

     EOTT has three reportable segments, which management considers when making decisions about resources to be allocated and assessing its performance: North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations. The North American Crude Oil - East of Rockies segment is organized into five operating regions and primarily engages in energy trading activities including purchasing, gathering, transporting and marketing of crude oil. For segment reporting purposes, these five operating regions have been aggregated as one reportable segment due to similarities in their operations as allowed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Pipeline Operations segment operates approximately 7,400 active miles of common carrier pipelines in 13 states. The West Coast Operations include crude oil gathering and marketing, refined products marketing and a natural gas liquids business. As noted in footnote 6, the West Coast crude oil gathering and marketing operations were sold effective June 30, 2001.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 2 included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 and Notes 3 and 4 included herein. EOTT evaluates the performance of each operating segment based on operating income (loss). EOTT accounts for intersegment revenue and transfers between North American Crude Oil - East of Rockies, West Coast Operations and Pipeline Operations as if the sales or transfers were to third parties, that is, at current market prices. Intersegment transportation revenues for Pipeline Operations are based on published pipeline tariffs.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)

                                               NORTH
                                             AMERICAN                        WEST         CORPORATE
                                             CRUDE OIL      PIPELINE        COAST            AND
                                               - EOR       OPERATIONS     OPERATIONS       OTHER(b)      CONSOLIDATED
                                           ------------   ------------   ------------    ------------    ------------
THREE MONTHS ENDED JUNE 30, 2001
Revenue from external customers ........   $  2,092,177   $      4,708   $    160,061    $         --    $  2,256,946
Intersegment revenue (a) ...............          8,248         27,627          9,951         (45,826)             --
                                           ------------   ------------   ------------    ------------    ------------
   Total revenue .......................      2,100,425         32,335        170,012         (45,826)      2,256,946
                                           ------------   ------------   ------------    ------------    ------------
Gross margin ...........................         23,339         31,996          4,314              --          59,649
                                           ------------   ------------   ------------    ------------    ------------
Operating income (loss) ................          5,253         13,814           (682)         (6,297)         12,088
Other expense, net .....................             --             --             --          (7,955)         (7,955)
                                           ------------   ------------   ------------    ------------    ------------
Net income (loss) before cumulative
   effect of accounting change .........          5,253         13,814           (682)        (14,252)          4,133
                                           ------------   ------------   ------------    ------------    ------------
Depreciation and amortization ..........          1,498          5,472            661             759           8,390
                                           ------------   ------------   ------------    ------------    ------------

---------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000
Revenue from external customers ........   $  2,345,196   $      5,128   $    164,610    $         --    $  2,514,934
Intersegment revenue (a) ...............          5,671         29,987             --         (35,658)             --
                                           ------------   ------------   ------------    ------------    ------------
   Total revenue .......................      2,350,867         35,115        164,610         (35,658)      2,514,934
                                           ------------   ------------   ------------    ------------    ------------
Gross margin ...........................         21,222         35,432          5,945              --          62,599
                                           ------------   ------------   ------------    ------------    ------------
Operating income (loss) ................          1,671         17,223           (117)         (5,812)         12,965
Other expense ..........................             --             --             --          (8,077)         (8,077)
                                           ------------   ------------   ------------    ------------    ------------
Net income (loss) ......................          1,671         17,223           (117)        (13,889)          4,888
                                           ------------   ------------   ------------    ------------    ------------
Depreciation and amortization ..........          1,911          5,275            669             612           8,467
                                           ------------   ------------   ------------    ------------    ------------

---------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
Revenue from external customers ........   $  4,440,649   $     13,062   $    347,672    $         --    $  4,801,383
Intersegment revenue (a) ...............         16,667         50,634         18,369         (85,670)             --
                                           ------------   ------------   ------------    ------------    ------------
   Total revenue .......................      4,457,316         63,696        366,041         (85,670)      4,801,383
                                           ------------   ------------   ------------    ------------    ------------
Gross margin ...........................         47,196         63,041          9,466              --         119,703
                                           ------------   ------------   ------------    ------------    ------------
Operating income (loss) ................          9,297         28,544           (695)        (12,567)         24,579
Other expense ..........................             --             --             --         (15,177)        (15,177)
                                           ------------   ------------   ------------    ------------    ------------
Net income (loss) before cumulative
   effect of accounting change .........          9,297         28,544           (695)        (27,744)          9,402
                                           ------------   ------------   ------------    ------------    ------------
Depreciation and amortization ..........          3,033         10,973          1,324           1,567          16,897
                                           ------------   ------------   ------------    ------------    ------------

---------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000
Revenue from external customers ........   $  4,821,498   $     14,917   $    360,215    $         --    $  5,196,630
Intersegment revenue (a) ...............          5,671         53,194             --         (58,865)             --
                                           ------------   ------------   ------------    ------------    ------------
   Total revenue .......................      4,827,169         68,111        360,215         (58,865)      5,196,630
                                           ------------   ------------   ------------    ------------    ------------
Gross margin ...........................         40,292         69,073          9,698              --         119,063
                                           ------------   ------------   ------------    ------------    ------------
Operating income (loss) ................          1,334         34,627         (1,488)        (10,936)         23,537
Other expense ..........................             --             --             --         (16,428)        (16,428)
                                           ------------   ------------   ------------    ------------    ------------
Net income (loss) ......................          1,334         34,627         (1,488)        (27,364)          7,109
                                           ------------   ------------   ------------    ------------    ------------
Depreciation and amortization ..........          3,828         10,540          1,332           1,159          16,859
                                           ------------   ------------   ------------    ------------    ------------

---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS AT JUNE 30, 2001 ..........   $    893,745   $    295,029   $     75,279    $    189,583(c) $  1,453,636
                                           ------------   ------------   ------------    ------------    ------------
TOTAL ASSETS AT DECEMBER 31, 2000 ......        999,973        288,956        124,427          79,637       1,492,993
                                           ------------   ------------   ------------    ------------    ------------

---------------------------------------------------------------------------------------------------------------------

(a) Intersegment revenue for North American Crude Oil - EOR and West Coast Operations is at prices comparable to those received from external customers. Intersegment revenue for Pipeline Operations is primarily transportation costs charged to North American Crude Oil - EOR for the transport of crude oil at published pipeline tariffs.

(b)  Corporate and Other also includes intersegment eliminations.

(c) The $117 million acquisition of Assets on June 30, 2001 has been included in Corporate and Other. See Note 6.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.   SUBSEQUENT EVENTS

     On July 20, 2001, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 per Common Unit ($9.0 million) for the period April 1, 2001 through June 30, 2001. In addition, a cash distribution of $0.20 per Unit ($1.8 million) was declared for all Subordinated Units for the period April 1, 2001 through June 30, 2001. The second quarter distribution of $10.8 million will be paid on August 14, 2001 to the General Partner and all Common and Subordinated Unitholders of record as of July 31, 2001. The distribution will be paid utilizing Available Cash of the Partnership, as defined in the Partnership Agreement.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

Information Regarding Forward-Looking Information

     The statements in this Quarterly Report on Form 10-Q that are not historical information are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance, and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in obtaining additional lease barrels and maintaining existing lease crude oil barrels, demand for various grades of crude oil or other petroleum products and the resulting changes in pricing relationships, ability to process and deliver liquids products, ability to operate the hydrocarbon processing complex efficiently, developments relating to possible acquisitions or business combination opportunities, industry conditions, cost of compliance with environmental laws, the ability of the Partnership to avoid environmental liabilities, developments at FERC relating to pipeline tariff regulation, the successful resolution of litigation, the success of the Partnership's risk management activities, and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.


RECENT DEVELOPMENTS

Acquisitions

     Effective June 30, 2001, EOTT Energy Liquids, L.P., a newly created, wholly-owned subsidiary of EOTT, purchased certain liquids processing, storage and transportation assets located in the Texas Gulf Coast region. The assets were purchased for $117 million in cash from Enron and from State Street Bank and Trust Company of Connecticut, National Association, Trustee (the "Trustee"). The assets held by the Trustee were held under a lease financing arrangement with Enron. Immediately prior to the acquisition, all of the assets were operated by EGP Fuels Company, a Delaware corporation and wholly-owned subsidiary of Enron ("EGP Fuels").

     This acquisition included (i) a hydrocarbon processing complex, located in Morgan's Point, Texas, that is currently being used for the production of isobutylene and methyl tertiary butyl ether and processes approximately 16,000 barrels per day, (ii) a natural gas liquids storage facility, located in Mont Belvieu, Texas (the "Mont Belvieu Facility"), that consists of ten active wells with a total storage capacity of approximately ten million barrels, (iii) a liquids pipeline grid system used for the transportation of natural gas liquids and other products to and from the Mont Belvieu Facility and the hydrocarbon processing complex and other distribution points and (iv) loading, unloading and transportation facilities that are associated with the foregoing (collectively, the "Assets").

     The Partnership acquired the Assets pursuant to the terms of a Purchase and Sale Agreement between the Partnership and Enron (the "Agreement"). The Agreement contained representations and warranties of the parties and certain indemnity agreements. The Purchase Price was based upon the value of the Assets and the associated contracts. Allocation of the purchase price to the acquired Assets at June 30, 2001 was based on preliminary estimates of fair value. The Partnership financed the amount of the Purchase Price through borrowings from Standard Chartered Trade Services Corporation pursuant to inventory and receivable financing facilities. These facilities were increased to an aggregate amount of $300 million by the Partnership on an interim basis until long term financing is obtained.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

     Concurrently, EOTT entered into a 10-year tolling agreement for the conversion of feedstocks into products, on a take-or-pay basis, which obligations are expected to be met using the hydrocarbon processing complex, and a 10-year storage and transportation agreement for the use of a significant portion of the storage facility and pipeline grid system, on a take-or-pay basis. Both agreements are with Enron Gas Liquids, Inc. ("EGLI"), a wholly-owned subsidiary of Enron, which retains all existing third party commodity, transportation and storage contracts associated with these facilities.

     Under the tolling agreement, EOTT will receive an escalating fixed fee based on a quarterly minimum conversion level. Any amounts converted above the minimum conversion levels are subject to a revenue sharing arrangement between EOTT and EGLI. In addition, there is a conversion option whereby EGLI will reimburse EOTT for the capital costs to convert the hydrocarbon processing complex to produce other products. Upon exercise of the option, EOTT and EGLI would renegotiate the terms of the agreement on a basis consistent with the current agreement. The agreement also includes damage provisions if EOTT is unable to process and deliver the quarterly minimum volumes under the agreement as well as early termination provisions that could result in EGLI owing damages to EOTT.

     Under the storage and transportation agreement, EOTT will receive a fixed storage and throughput fee, which escalates throughout the agreement, based on firm storage quantities. EGLI has a right of first refusal related to certain additional storage capacity and additional throughput capacity for an additional fee.

Dispositions

     Effective June 30, 2001, EOTT sold its West Coast Crude oil gathering and blending operations to Pacific Marketing and Transportation LLC. The purchase price was $14.3 million and is subject to a two year look back provision at June 30, 2003 regarding average operating results during the period July 1, 2001 through June 30, 2003. Under the purchase and sale agreement (the "Agreement"), if Pacific's average earnings over the two year period meet or exceed a base earnings level, as defined in the Agreement, EOTT could earn up to an additional $7.5 million.

OVERVIEW

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT purchases, gathers, transports, markets, stores and resells crude oil and other petroleum products. Effective July 1, 2001, EOTT processes, stores and transports liquids through EOTT Energy Liquids, L.P. EOTT's principal business segments are North American Crude Oil - East of Rockies, Pipeline Operations and West Coast Operations (see Note 8 to the Condensed Consolidated Financial Statements for certain financial information by business segment).

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

Pipeline Operations

     Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. A majority of the pipeline revenues are generated by transporting crude oil at published pipeline tariffs for the North American Crude Oil - East of Rockies business segment. Approximately 79.5% of the revenues of the Pipeline Operations business segment for the six months ended June 30, 2001, were generated primarily from tariffs charged to the North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of the Pipeline Operations and are addressed in the following discussion of Pipeline Operations.

     Effective October 1, 2000, the General Partner entered into an agreement with Enron Pipeline Services Company ("EPSC"), a wholly-owned subsidiary of Enron Corp., to provide certain operating and administrative services to the General Partner. These services were previously performed directly by the General Partner. The agreement provides that the General Partner will reimburse EPSC for its costs and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

expenses in rendering the services. The General Partner will in turn be reimbursed by the Partnership. The arrangement is not expected to increase the costs and expenses borne by the Partnership.

     The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated partnerships.

RESULTS OF OPERATIONS

     EOTT reported net income of $4.1 million or $0.15 per diluted Unit for the second quarter of 2001 compared to net income of $4.9 million or $0.17 per diluted Unit for the second quarter of 2000. Net income for the second quarter of 2000 included a nonrecurring gain of $2.5 million resulting from an insurance settlement related to the theft of NGL product in 1999, offset by nonrecurring charges of $1.0 million which are primarily related to severance charges for a former officer. Excluding nonrecurring items, the increase in net income compared to the same period in 2000 is due to continued elimination of certain low margin lease volumes in the North American Crude Oil - East of Rockies business segment and increased availability of blending stock for the West Coast crude oil operations. In addition, operating costs were lower in the second quarter of 2001 compared to the prior year due to lower repair and maintenance and employee related costs partially offset by higher environmental expenses. These factors were partially offset by lower margins from the Pipeline Operations due to a decline in volumes associated with the elimination of low margin lease barrels by the North American Crude Oil - East of Rockies business segment and the storage of lease volumes due to the market being in contango as well as higher financing costs related to the increase in crude oil being stored.

     EOTT reported net income of $10.5 million or $0.37 per diluted Unit for the six months ended June 30, 2001 compared to $7.1 million or $0.25 per diluted Unit for the same period in 2000. Net income for the six months ended June 30, 2000 included a nonrecurring gain of $1.5 million as discussed in the second quarter results. Excluding nonrecurring items and the cumulative effect of accounting changes, the increase in net income for the first half of 2001 compared to the same period in 2000 is due to favorable market conditions and continued elimination of certain low margin lease volumes in the North American Crude Oil - East of Rockies business segment, increased availability of blending stock for the West Coast crude oil operations and lower financing costs related to sales of receivables. The factors increasing net income were partially offset by lower operating income from the Pipeline Operations related to a decline in volumes associated with the elimination of low margin lease barrels by the North American Crude Oil --East of Rockies business segment and the storage of lease volumes due to the market moving into contango in March 2001. Operating expenses for the six months ended June 30, 2001 were $0.3 million higher compared to 2000 due primarily to higher employee related costs and environmental expenses offset by lower repair and maintenance costs.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

Selected financial data for EOTT's business segments are summarized below, in millions:

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                          --------------------------      -------------------------
                                                             2001           2000           2001           2000
                                                          -----------    -----------    -----------    -----------
Revenues:
   North American Crude Oil - East of Rockies .........   $   2,100.4    $   2,350.9    $   4,457.3    $   4,827.2
   Pipeline Operations ................................          32.3           35.1           63.7           68.1
   West Coast Operations ..............................         170.0          164.6          366.1          360.2
   Corporate and Other ................................            --             --             --             --
   Intersegment Eliminations ..........................         (45.8)         (35.7)         (85.7)         (58.9)
                                                          -----------    -----------    -----------    -----------
   Total ..............................................   $   2,256.9    $   2,514.9    $   4,801.4    $   5,196.6
                                                          ===========    ===========    ===========    ===========

Gross margin:
   North American Crude Oil - East of Rockies  (1) ....   $      23.3    $      21.2    $      47.2    $      40.3
   Pipeline Operations ................................          32.0           35.5           63.0           69.1
   West Coast Operations ..............................           4.3            5.9            9.5            9.7
   Corporate and Other ................................            --             --             --             --
                                                          -----------    -----------    -----------    -----------
   Total ..............................................   $      59.6    $      62.6    $     119.7    $     119.1
                                                          ===========    ===========    ===========    ===========

Operating income (loss):
   North American Crude Oil - East of Rockies  (1) ....   $       5.2    $       1.7    $       9.3    $       1.3
   Pipeline Operations ................................          13.8           17.2           28.5           34.6
   West Coast Operations ..............................          (0.7)          (0.1)          (0.7)          (1.5)
   Corporate and Other ................................          (6.2)          (5.8)         (12.5)         (10.9)
                                                          -----------    -----------    -----------    -----------
   Total ..............................................   $      12.1    $      13.0    $      24.6    $      23.5
                                                          ===========    ===========    ===========    ===========

(1) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from the Pipeline Operations segment. Intersegment costs from the Pipeline Operations were $27.6 million and $50.6 million for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, intersegment costs from the Pipeline Operations segment were $30.0 million and $53.2 million, respectively.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000.

     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had operating income of $5.2 million for the second quarter of 2001, compared to operating income of $1.7 million for the same period in 2000. Gross margin increased $2.1 million to $23.3 million in the second quarter of 2001 due primarily to the elimination of certain low margin lease volumes and sales of linefill inventory previously held in a third party pipeline, which was taken out of service. Crude oil lease volumes averaged 369,000 barrels per day for the three months ended June 30, 2001 compared to an average of 412,700 barrels per day for the three months ended June 30, 2000. Operating expenses of $18.1 million for the second quarter 2001 were $1.4 million lower than in the second quarter of 2000 due primarily to lower employee related costs and lower depreciation.

     Pipeline Operations: Pipeline Operations had operating income of $13.8 million for the second quarter of 2001 compared to operating income of $17.2 million for the same period in 2000. Revenues for the second quarter of 2001 decreased $2.8 million to $32.3 million in the second quarter of 2001 due primarily to a decline in volumes. Pipeline volumes averaged 517,600 barrels per day for the three months ended June 30, 2001 compared to 568,800 barrels per day for the three months ended June 30, 2000. The decline in volumes is primarily associated with the continued elimination of low margin lease volumes in the North American Crude Oil-East of Rockies business segment as well as the storage of lease volumes beginning in March 2001

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


due to the market moving into contango. Approximately $27.6 million and $30.0 million of revenues for the three months ended June 30, 2001 and 2000, respectively, were generated primarily from tariffs charged to the North American Crude Oil - East of Rockies segment. Operating expenses of $18.2 million for the second quarter of 2001 were $0.1 million lower than in the second quarter of 2000 due primarily to lower repair and maintenance costs offset by higher environmental expenses.

     West Coast Operations: West Coast Operations had an operating loss of $0.7 million for the second quarter of 2001 compared to an operating loss of $0.1 million for the same period in 2000. The operating loss of $0.1 million for the second quarter of 2000 includes a nonrecurring gain of $2.5 million attributable to reimbursements received in the second quarter of 2000 in connection with an insurance claim filed by EOTT related to the theft of NGL product by a former employee. The increase in gross margin, excluding nonrecurring items, is due to the increased availability of blending stock for the crude oil operations. Operating expenses of $5.0 million for the second quarter of 2001 were $1.0 million lower than in the second quarter of 2000 due primarily to lower employee related costs and third party trucking costs.

     Corporate and Other: Corporate and Other costs were $6.2 million for the second quarter of 2001 compared to $5.8 million in the second quarter of 2000. The increase is due primarily to higher depreciation related to recently installed information systems hardware and software and higher employee related costs. Interest and related charges, net in the second quarter 2001 were $8.0 million compared to $7.2 million for the same period in 2000. The increase is due primarily to higher short-term borrowings to finance crude oil stored as a result of the market being in contango. Other income (expense), net, consisting primarily of discount fees on sale of receivables, gains (losses) on transactions denominated in a foreign currency and gains (losses) on sales of assets, increased $0.9 million in the second quarter of 2001 compared to the same period in 2000 primarily due to gains on transactions denominated in a foreign currency.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000.

     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had operating income of $9.3 million for the first half of 2001, compared to operating income of $1.3 million for the same period in 2000. Gross margin increased $6.9 million to $47.2 million in the first half of 2001 due primarily to improved market conditions and the continued elimination of certain low margin lease volumes. Crude oil lease volumes averaged 373,300 barrels per day for the six months ended June 30, 2001 compared to an average of 412,800 barrels per day for the six months ended June 30, 2000. Operating expenses of $37.9 million for the first half 2001 were $1.1 million lower than in the first half of 2000 due primarily to lower repair and maintenance costs and lower depreciation.

     Pipeline Operations: Pipeline Operations had operating income of $28.5 million for the first half 2001 compared to operating income of $34.6 million for the same period in 2000. Revenues for the first half of 2001 decreased $4.4 million to $63.7 million in the first half of 2001 due primarily to a decline in volumes. Pipeline volumes averaged 524,400 barrels per day for the six months ended June 30, 2001 compared to 572,100 barrels per day for the six months ended June 30, 2000. The decline in volumes is primarily associated with the continued elimination of low margin lease volumes in the North American Crude Oil-East of Rockies business segment as well as the storage of lease volumes beginning in March 2001 due to the market moving into contango. Approximately $50.6 million and $53.2 million of revenues for the six months ended June 30, 2001 and 2000, respectively, were generated primarily from tariffs charged to the North American Crude Oil - East of Rockies segment. Operating expenses of $34.5 million for the first half of 2001 were relatively flat compared to the first half of 2000 with lower repair and maintenance and employee related costs offset by higher environmental expenses.

     West Coast Operations: West Coast Operations had an operating loss of $0.7 million for the first half of 2001 compared to an operating loss of $1.5 million for the same period in 2000. The operating loss of $1.5

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

million for the first half of 2000 includes a nonrecurring gain of $2.5 million attributable to reimbursements received in the second quarter of 2000 in connection with an insurance claim filed by EOTT related to the theft of NGL product by a former employee. The increase in gross margin, excluding nonrecurring items, is due to the increased availability of blending stock for the crude oil operations. Operating expenses of $10.2 million for the first half of 2001 were $1.0 million lower than the first half of 2000 due primarily to third party trucking costs and repair and maintenance costs.

Corporate and Other: Corporate and Other costs were $12.5 million for the first half of 2001 compared to $10.9 million in the first half of 2000. The increase is due primarily to higher insurance costs, higher depreciation related to recently installed information systems hardware and software and higher employee related costs. Interest and related charges, net in the first half of 2001 were $14.8 million compared to $14.7 million for the same period in 2000. Other income (expense), net, consisting primarily of discount fees on sale of receivables, gains (losses) on transactions denominated in a foreign currency and gains (losses) on sales of assets, increased $1.4 million to an expense of $0.3 million in the first half of 2001 compared to the same period in 2000 primarily due to lower discount fees on sale of receivables and gains on transactions denominated in a foreign currency.


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


Cash Flows From Operating Activities

     Net cash used in operating activities totaled $49.5 million for the first six months of 2001 compared to net cash provided by operating activities of $29.7 million for the same period in 2000. The decline is primarily due to the increase in crude oil being stored in inventory as a result of market conditions shifting from backwardation to contango in March 2001 partially offset by the increase in sales of receivables.

Cash Flows From Investing Activities

Net cash used in investing activities totaled $112.3 million for the first six months of 2001 compared to $6.0 million for the same period in 2000. Cash paid for acquisitions of $117.0 million relate to the acquisition of liquids processing, storage and transportation assets discussed further in Note 6 to the Condensed Consolidated Financial Statements. Cash additions to property, plant, and equipment of $12.0 million in 2001 primarily include $10.5 million for pipeline, storage tank and related facility improvements and $0.3 million for information systems hardware and software. Proceeds from asset sales were $16.7 million in the first six months of 2001 compared to $0.5 million in the first six months of 2000. The increase is due to the sale of the West Coast crude oil gathering and blending operations (see Note 6 to the Condensed Consolidated Financial Statements.).

Cash Flows From Financing Activities

Net cash provided by financing activities totaled $148.4 million for the first six months of 2001 compared to net cash used of $32.4 million for the same period in 2000. The 2001 amount primarily represents an increase in repurchase agreements outstanding related to the increase in crude oil inventory being

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

stored and the interim financing of the $117 million acquisition of Assets, offset by distributions paid to Unitholders for the period October 1, 2000 through March 31, 2001.

     Cash distributions paid to Unitholders were $21.6 million and $17.8 million for the six months ended June 30, 2001 and 2000, respectively. The 1999 fourth quarter distribution was paid in February 2000 using $6.8 million in cash support from Enron. The increase in distributions is related to cash distributions of $0.20 per Unit ($3.6 million) paid to all Subordinated Unitholders for the fourth quarter of 2000 and the first quarter of 2001.

Working Capital and Credit Resources

     The Partnership has a credit facility with Enron to provide credit support in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron facility is $1.0 billion, and it contains sublimits of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at LIBOR plus 250 basis points per annum. Prior to the maturity of the Enron facility, EOTT expects to replace the portion of this facility used for guarantees and letters of credit with a facility for approximately $300 million to $350 million with third party financial institutions. Based upon the Partnership's financial performance and the Partnership's current efforts to seek open lines of credit with suppliers, management believes that a facility in the range of $300 million to $350 million will be sufficient to support its marketing activities. The Partnership's need for working capital loans is expected to be met utilizing the commodity repurchase agreements or sales of certain receivables.

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

     At June 30, 2001, EOTT had $120.7 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $86.7 million of which $16.8 million were used. At December 31, 2000, EOTT had $103.3 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $537.5 million of which $458.8 million were used.

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

     The Partnership's ability to obtain letters of credit to support its purchases of crude oil or other petroleum products is fundamental to the Partnership's gathering and marketing activities. Additionally, EOTT has a significant need for working capital due to the large dollar volume of marketing transactions in which it engages. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, may make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

obtaining them. This could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash as defined in EOTT's Partnership Agreement.

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

     EOTT has an agreement with a third party which provides for the financing of purchases of crude oil inventory utilizing forward commodity repurchase agreements. At June 30, 2001, EOTT had outstanding repurchase agreements of approximately $170.0 million. Pursuant to the agreements, which had terms of eleven days, EOTT repurchased the crude oil inventory on July 3, 2001 for approximately $170.2 million. At December 31, 2000, there were no repurchase agreements outstanding.

     EOTT has entered into an agreement with a third party which provides for the sale of up to an aggregate amount of $100 million of certain trade receivables outstanding at any one time. As of June 30, 2001 and December 31, 2000, $100 million and $45 million, respectively, of receivables had been sold under this agreement. Discount fees related to the sales are reflected in other, net expenses. EOTT has accounted for these transactions as a sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and the related cash received is reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

     In connection with the acquisition of certain liquids assets, the inventory and receivable financing facilities were increased to an aggregate amount of $300 million by EOTT on an interim basis until long-term financing is obtained. EOTT expects to refinance the recent acquisition on a long-term basis by December 31, 2001 utilizing debt, equity or a combination of both.

Distributions

     The Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash disbursements and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement. Distributions of Available Cash to the Subordinated Unitholders are subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the Subordination Period, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the Subordination Period.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

OTHER MATTERS

New Accounting Standards

     Beginning January 1, 2001, EOTT is reporting derivative activities in accordance with Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Under SFAS No. 133, EOTT is required to "mark-to-fair value" all of its derivative instruments at the end of each reporting period. This contrasts with previous accounting principles which generally only required EOTT's transactions designated as energy trading activities to be marked-to-fair value. Changes in the market value of EOTT's derivative instruments resulting from the mark-to-fair value process will represent unrealized gains and losses. Such unrealized gains or losses will change, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. In general, SFAS No. 133 could result in fluctuations in net income in periods of price volatility. SFAS No. 133 requires that as of the date of the initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The cumulative effect of adopting SFAS No. 133 effective January 1, 2001 was $1.3 million and is reflected as an increase in income in the Condensed Consolidated Statement of Operations. EOTT has not designated any derivatives as hedging instruments.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill must be tested for impairment annually or more frequently if circumstances indicate a possible impairment. Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At June 30, 2001, EOTT has $8.0 million of goodwill recorded in Other Assets. Due to the recent issuance of this statement, EOTT has not been able to determine its impact upon adoption.

Changes in Accounting Principles

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

     The cumulative effect of the change in accounting for inventories as of January 1, 2001 was $0.2 million ($0.01 per diluted Unit) and is reported as a decrease in net income for the first quarter of 2001. If the new

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

accounting method had been applied retroactively, net income would have increased $0.4 million and ($0.02 per diluted Unit) and $0.5 million ($0.02 per diluted Unit) in the three and six months ended June 30, 2000, respectively.

Environmental

     EOTT is subject to extensive federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, and which require expenditures for remediation at various operating facilities and waste disposal sites, as well as expenditures in connection with the construction of new facilities. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and EOTT anticipates that there will be continuing changes. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for EOTT and other businesses throughout the United States, and it is anticipated that the costs of compliance with environmental laws and regulations will continue to increase. EOTT will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

     EOTT may experience future releases of crude oil into the environment or discover releases that were previously unidentified. While an inspection program is maintained on EOTT's pipelines to prevent and detect such releases, damages and liabilities incurred due to any future environmental releases could affect EOTT's business. EOTT maintains insurance against certain environmental incidents, subject to policy limits. The management of EOTT believes that its operations and facilities are in general compliance with applicable environmental laws and regulations and management is not aware of any outstanding potential liabilities or claims relating to safety and environmental matters the resolution of which, individually or in the aggregate, would have a materially adverse effect on EOTT's financial position or results of operations. EOTT's environmental expenditures include amounts spent on permitting, compliance and response plans, monitoring and spill cleanup and other remediation costs. In addition, EOTT could be required to spend substantial sums to ensure the integrity of its pipeline systems, and in some cases, EOTT may take pipelines out of service if it believes the cost of upgrades will exceed the value of the pipelines in its business.

     Enron Corp. has received a request for information from the Environmental Protection Agency asking for data regarding certain spills and discharges since 1998 on oil pipelines operated by Enron and its subsidiaries. EOTT is the only subsidiary of Enron that has extensive domestic oil pipeline operations, and Enron's response will include information on EOTT pursuant to the request. The responsive information must be filed with the EPA on or prior to November 7, 2001. EOTT cannot predict the outcome of the EPA inquiry.

     No assurance can be given as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently anticipated. In the event of future increases in costs, EOTT may be unable to pass on those increases to its customers.


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

     The Partnership's strong results for the first half of 2001 were primarily due to the favorable market conditions and continued focus on our crude oil lease gathering and marketing business. The Partnership anticipates that market conditions for the lease crude oil business will continue to be favorable for the rest of 2001 and that the Partnership will have additional operating income and cash flow due to the impact of the $117 million acquisition of liquids assets effective June 30, 2001.

     EOTT will pay a cash distribution of $0.475 per Unit to all its Common Unitholders and a cash distribution of $0.20 per Unit to all its Subordinated Unitholders on August 14, 2001 without any distribution support from Enron. Enron has committed to provide total cash distribution support in an amount necessary to pay minimum quarterly distributions up to $29 million ($19.7 million of which remains available) to the Common Unitholders through the fourth quarter 2001.

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


ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

 *    Exhibit 10.39    Mont Belvieu Storage Capacity Purchase Agreement
                       dated as of June 29, 2001 between EOTT Energy Liquids,
                       L.P. and Enron Gas Liquids, Inc.

 *    Exhibit 10.40    Toll Conversion Agreement dated as of June 29, 2001
                       between EOTT Energy  Liquids, L.P. and Enron Gas
                       Liquids, Inc.

      Exhibit 10.41 Administrative Services Agreement dated June 29, 2001 between EOTT Energy Corp. and EOTT Energy General Partner, L.L.C.

(b)   Reports on Form 8-K.


      July 15, 2001         RE:  Acquisition of certain natural gas liquids
                            assets from Enron Corp. and State Street Bank and
                            Trust Company of Connecticut, National Association,
                            Trustee


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



                                          EOTT ENERGY PARTNERS, L.P.
                                          (A Delaware Limited Partnership)

Date:  August 14, 2001                    By:   EOTT ENERGY CORP. as
                                                General Partner


                                                /s/     LORI L. MADDOX
                                          --------------------------------------

                                          Lori L. Maddox
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX


 *    Exhibit 10.39    Mont Belvieu  Storage  Capacity  Purchase  Agreement  dated as of June 29, 2001 between EOTT
                       Energy Liquids, L.P. and Enron Gas Liquids, Inc.

 *    Exhibit 10.40    Toll Conversion  Agreement  dated as of June 29, 2001 between EOTT Energy  Liquids,  L.P. and
                       Enron Gas Liquids, Inc.

      Exhibit 10.41    Administrative  Services  Agreement  dated June 29, 2001 between  EOTT Energy Corp.  and EOTT
                       Energy General Partner, L.L.C.


* Confidential treatment has been requested with respect to certain portions of this exhibit.