Form 10-Q
period 2001-09-30
EOTT ENERGY PARTNERS LP
filed 2001-11-14
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                Delaware                             76-0424520
----------------------------------------      --------------------------------
    (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

  2000 West Sam Houston Parkway South,
                Suite 400
             Houston, Texas                             77042
----------------------------------------      --------------------------------
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

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended September 30, 2001 and 2000
      and Nine Months Ended September 30, 2001 and 2000........................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      September 30, 2001 and December 31, 2000.................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months Ended September 30, 2001 and 2000............................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Nine Months Ended September 30, 2001.....................................6

   Notes to Condensed Consolidated Financial Statements........................7


ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................21


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...........35

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................36

ITEM 6.  Exhibits and Reports on Form 8-K.....................................36

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       --------------------------    --------------------------
                                                                           2001          2000           2001            2000
                                                                       -----------    -----------    -----------    -----------
Revenue ............................................................   $ 2,322,553    $ 3,143,529    $ 7,123,936    $ 8,340,159

Cost of Sales ......................................................     2,256,102      3,084,634      6,937,782      8,162,201
                                                                       -----------    -----------    -----------    -----------

Gross Margin .......................................................        66,451         58,895        186,154        177,958

Expenses
   Operating expenses ..............................................        40,647         40,217        118,874        118,884
   Depreciation and amortization ...................................         8,069          8,423         24,966         25,282
                                                                       -----------    -----------    -----------    -----------
     Total .........................................................        48,716         48,640        143,840        144,166
                                                                       -----------    -----------    -----------    -----------

Operating Income ...................................................        17,735         10,255         42,314         33,792

Other Income (Expense)
   Interest income .................................................           390            489          1,202          1,111
   Interest and related charges ....................................        (8,895)        (7,481)       (24,554)       (22,823)
   Other, net ......................................................        (1,867)          (252)        (2,197)        (1,960)
                                                                       -----------    -----------    -----------    -----------
     Total .........................................................       (10,372)        (7,244)       (25,549)       (23,672)
                                                                       -----------    -----------    -----------    -----------
Net Income Before Cumulative
   Effect of Accounting Change .....................................         7,363          3,011         16,765         10,120
Cumulative Effect of Accounting Change .............................            --             --          1,073             --
                                                                       -----------    -----------    -----------    -----------
Net Income .........................................................   $     7,363    $     3,011    $    17,838    $    10,120
                                                                       ===========    ===========    ===========    ===========

Basic Net Income Per Unit
   Common ..........................................................   $      0.26    $      0.11    $      0.64    $      0.36
                                                                       ===========    ===========    ===========    ===========
   Subordinated ....................................................   $      0.26    $      0.11    $      0.64    $      0.36
                                                                       ===========    ===========    ===========    ===========

Diluted Net Income Per Unit ........................................   $      0.26    $      0.11    $      0.64    $      0.36
                                                                       ===========    ===========    ===========    ===========

Number of Units Outstanding
for Diluted Computation ............................................        27,476         27,476         27,476         27,476
                                                                       ===========    ===========    ===========    ===========


Pro forma amount, assuming the new inventory valuation method was applied retroactively: (Note 3)

   Net Income ......................................................                  $     2,313                   $     9,920
                                                                                      ===========                   ===========

   Diluted Net Income Per Unit .....................................                  $      0.08                   $      0.35
                                                                                      ===========                   ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                      2001              2000
                                                                   ------------     ------------
                                 ASSETS
Current Assets
    Cash and cash equivalents ...................................   $   22,116       $   54,230
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,869 and $1,827, respectively ..............      674,738          917,748
    Inventories  (Note 3) .......................................       26,403           84,653
    Other .......................................................       37,911           26,208
                                                                    ----------       ----------
       Total current assets .....................................      761,168        1,082,839
                                                                    ----------       ----------

Property, Plant & Equipment, at cost ............................      644,316          562,393
    Less: Accumulated depreciation ..............................      183,211          168,460
                                                                    ----------       ----------
       Net property, plant & equipment ..........................      461,105          393,933
                                                                    ----------       ----------

Other Assets, net of amortization ...............................       45,048           16,221
                                                                    ----------       ----------

Total Assets ....................................................   $1,267,321       $1,492,993
                                                                    ==========       ==========

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable ......................................   $  775,672       $1,118,754
    Accrued taxes payable .......................................       12,390           10,755
    Repurchase agreements .......................................      110,000               --
    Other .......................................................       41,517           22,802
                                                                    ----------       ----------
       Total current liabilities ................................      939,579        1,152,311
                                                                    ----------       ----------

Long-Term Liabilities
    11% Senior notes ............................................      235,000          235,000
    Other .......................................................        1,595               --
                                                                    ----------       ----------
       Total long-term liabilities ..............................      236,595          235,000
                                                                    ----------       ----------

Commitments and Contingencies (Note 9)

Additional Partnership Interests ................................        9,318            9,318
                                                                    ----------       ----------

Partners' Capital
    Common Unitholders ..........................................       33,009           47,581
    Subordinated Unitholders ....................................       41,822           41,496
    General Partner .............................................        6,998            7,287
                                                                    ----------       ----------
       Total Partners' Capital ..................................       81,829           96,364
                                                                    ----------       ----------

Total Liabilities and Partners' Capital .........................   $1,267,321       $1,492,993
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               ----------------------
                                                                  2001        2000
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income to net cash
       provided by (used in) operating activities -
    Net income .............................................   $  17,838    $  10,120
    Depreciation ...........................................      24,924       24,490
    Amortization of intangible assets ......................       1,571          792
    Net unrealized change in crude oil trading activities ..      (3,449)       3,216
    (Gains) losses on disposal of assets ...................         507         (555)
    Changes in components of working capital -
       Receivables .........................................     245,076      (79,993)
       Inventories .........................................      53,897       73,198
       Other current assets ................................       7,621       12,818
       Trade accounts payable ..............................    (345,242)      19,491
       Accrued taxes payable ...............................       1,635        2,252
       Other current liabilities ...........................       8,656        4,849
    Other assets and liabilities ...........................      (1,207)         994
                                                               ---------    ---------
Net Cash Provided By Operating Activities ..................      11,827       71,672
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets ...........................      16,935        1,100
    Acquisitions ...........................................    (117,000)          --
    Additions to property, plant and equipment .............     (21,503)      (9,675)
                                                               ---------    ---------
Net Cash Used In Investing Activities ......................    (121,568)      (8,575)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in repurchase agreements ...........     110,000      (26,251)
    Distributions to Unitholders ...........................     (32,373)     (26,796)
    Issuance of Additional Partnership Interests ...........          --        6,771
                                                               ---------    ---------
Net Cash Provided By (Used In) Financing Activities ........      77,627      (46,276)
                                                               ---------    ---------

Increase (Decrease) In Cash and Cash Equivalents ...........     (32,114)      16,821

Cash and Cash Equivalents, Beginning of Period .............      54,230       17,525
                                                               ---------    ---------

Cash and Cash Equivalents, End of Period ...................   $  22,116    $  34,346
                                                               =========    =========


Supplemental Cash Flow Information:
    Interest paid ..........................................   $  16,839    $  15,985
                                                               =========    =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     COMMON       SUBORDINATED       GENERAL
                                                   UNITHOLDERS    UNITHOLDERS        PARTNER
                                                   -----------    ------------      --------
Partners' Capital at December 31, 2000 ......       $ 47,581        $ 41,496        $  7,287

Net income ..................................         11,756           5,726             356

Cash distributions ..........................        (26,328)         (5,400)           (645)
                                                    --------        --------        --------

Partners' Capital at September 30, 2001 .....       $ 33,009        $ 41,822        $  6,998
                                                    ========        ========        ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

     EOTT Energy Partners, L.P. is a Delaware limited partnership which operates through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership and EOTT Energy Liquids, L.P. The terms "EOTT" and the "Partnership" herein refer to EOTT Energy Partners, L.P. and its affiliated limited partnerships. The accompanying condensed consolidated financial statements and related notes present the financial position of the Partnership as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000, cash flows for the nine months ended September 30, 2001 and 2000, and changes in partners' capital for the nine months ended September 30, 2001. For the three and nine months ended September 30, 2001 and 2000, traditional net income and comprehensive income are the same.

     In August 2001, EOTT Energy Corp., a wholly-owned subsidiary of Enron Corp. ("Enron"), the general partner, reorganized the ownership of EOTT Energy Partners, L.P.'s three original operating partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Pipeline Limited Partnership and EOTT Energy Canada Limited Partnership. The reorganization was effected in order to make the three operating partnerships 100% owned subsidiaries of EOTT Energy Partners, L.P. In the reorganization, EOTT Energy Corp. exchanged its 1% general partner interests in the three subsidiary partnerships for an additional 0.98% general partner interest in EOTT. EOTT Energy General Partner, L.L.C., which is wholly-owned by EOTT Energy Partners, L.P. and serves as general partner of EOTT Energy Liquids, L.P., now serves as general partner of the original three operating partnerships. The reorganization was effected in order to save substantial costs of compliance with new Securities and Exchange Commission regulations adopted in 2000. In the absence of the reorganization, the new rules would require EOTT to provide separate, audited financial statements for each of the three original operating partnerships in connection with any public offering of guaranteed notes. The reorganization had no material impact on EOTT or its Unitholders because the interests contributed to EOTT by the General Partner are at least equal in value to the 0.98% additional interest in EOTT issued in consideration for the contribution. At September 30, 2001, EOTT Energy Corp. owned an approximate 1.98% general partner interest. Enron, through its beneficial ownership of EOTT common units and subordinated units, holds an approximate 37% interest in the Partnership.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   NEW ACCOUNTING STANDARDS

     Beginning January 1, 2001, EOTT is reporting derivative activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Under SFAS No. 133, EOTT is required to "mark-to-fair value" all of its derivative instruments at the end of each reporting period. This contrasts with previous accounting principles which generally only required EOTT's transactions designated as energy trading activities to be marked-to-fair value. Changes in the market value of EOTT's derivative instruments resulting from the mark-to-fair value process will represent unrealized gains and losses. Such unrealized gains or losses will change, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. In general, SFAS No. 133 could result in fluctuations in net income in periods of price volatility. SFAS No. 133 requires that as of the date of the initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The cumulative effect of adopting SFAS No. 133 effective January 1, 2001 was $1.3 million ($0.05 per diluted Unit) and is reflected as an increase in income in the Condensed Consolidated Statement of Operations. EOTT has not designated any derivatives as hedging instruments.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment. Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At September 30, 2001, EOTT has $7.7 million of goodwill in Other Assets. Due to the recent issuance of this statement, EOTT has not been able to determine its impact upon adoption.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 143 and plans to adopt the statement effective January 1, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment on Disposal of Long-Lived Assets." This statement clarified the financial accounting and reporting for the impairment or disposal of long-lived assets. Impairment is required to be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss to be recognized is the difference between the carrying amount and the fair value of the asset. The standard also provides guidance on the accounting for long-lived assets that are held for disposal. This standard is effective for the Partnership beginning January 1, 2002. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 144.

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

     The cumulative effect of the change in accounting for inventories as of January 1, 2001 was $0.2 million ($0.01 per diluted unit) and is reported as a decrease in net income for the first quarter of 2001. If the new

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accounting method had been applied retroactively, net income would have decreased $0.7 million ($0.3 per diluted unit) and $0.2 million ($0.1 per diluted unit) in the three months and nine months ended September 30, 2000, respectively.

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

     Net unrealized mark-to-fair value gains or losses are recognized in revenue on the statement of operations and the related price risk management assets and liabilities are recorded in other current or non-current assets and liabilities, as applicable, on the balance sheet. For the three and nine months ended September 30, 2001, EOTT had net mark-to-market gains of $4.4 million and $2.1 million, respectively. For the three and nine months ended September 30, 2000, EOTT had net mark-to-market losses of $1.8 million and $3.6 million, respectively.

     Certain estimates were made in determining the fair value of contracts. These estimates have been determined by EOTT using available market data and valuation methodologies. Judgment may be required in interpreting data, and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

5.       RECAPITALIZATION PLAN

     In September 2001, EOTT announced a recapitalization plan that includes a recapitalization agreement among Enron, our General Partner, Koch Petroleum Group, L.P. and EOTT to convert all outstanding subordinated units and additional partnership interests ("APIs") into common units and the implementation of a refinancing plan. The following is a summary of the key components of the recapitalization agreement.


         o Conversion of Subordinated Units. The 9,000,000 Subordinated Units beneficially owned by Enron and Koch will be converted into an aggregate of 4,050,000 Common Units. This represents a reduction in the conversion ratio to 0.45 common units for each subordinated unit rather than one common unit for each subordinated unit as provided under our existing partnership agreement. On conversion of its subordinated units, Koch will also receive an

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  option to purchase 1,100,000 common units at $21.10 per unit. Pursuant to the recapitalization agreement, Enron will grant EOTT an identical option at the time EOTT grants the option to Koch.

         o Termination of Subordination Period. Under EOTT's existing partnership agreement, the subordinated units will not convert into common units until the subordination period ends, and in order for the subordination period to end the Partnership must meet certain financial and cash distribution tests. The recapitalization agreement provides that the subordination period will end.

         o Conversion of APIs to Common Units. The outstanding APIs, which are beneficially owned by Enron, represent the right to receive redemption payments of $9,318,213 from the Partnership if and to the extent the Partnership has available cash in excess of amounts necessary to pay (a) the minimum quarterly distribution on all outstanding common units, (b) any arrearages in payments of the minimum quarterly distribution on common units for prior quarters and (c) the minimum quarterly distribution on all outstanding subordinated units. The recapitalization agreement provides that the outstanding APIs will be converted into 219,815 common units.


     An amendment to the partnership agreement is required to affect the conversion of the subordinated units and APIs and to terminate the subordination period. The amendment must be approved by the holders of at least two-thirds of the common units and two-thirds of the subordinated units. The Partnership expects to mail proxy materials to all unitholders in the fourth quarter of 2001 and a special unitholder meeting is expected to be held in late December 2001 or January 2002.

     In addition to our proposed amendment to our partnership agreement, the Partnership intends to proceed with other aspects of a recapitalization plan that includes the following:

         o Proposed Equity Offering. EOTT intends to raise approximately $70 million from the sale of additional common units.

         o New Working Capital Credit Facility. EOTT also intends to replace the current credit facility with Enron with a new working capital credit facility from unaffiliated lenders that will provide for the issuance of letters of credit and borrowings of up to $300 million. Under the terms of the existing $1 billion credit facility with Enron, $100 million has been allocated for working capital loans and $900 million has been set aside for guaranties and letters of credit. As of September 30, 2001, we had $147.6 million in outstanding letters of credit and $61.0 million in outstanding guaranties (of which $3.1 million were used); there were no amounts outstanding for working capital. EOTT is replacing this existing credit facility with a smaller credit facility because management believes, based on the Partnership's recent ability to obtain open lines of credit from suppliers and the related reductions in the amounts outstanding under the existing credit facility, that the new credit facility should be sufficient to support the Partnership's marketing activities for the foreseeable future. The Partnership is currently in discussions with unaffiliated lenders to replace this facility by the end of 2001.

         o Repayment of Short-Term Debt. The Partnership expects to repay the short-term debt incurred in connection with the recent acquisition in June 2001 utilizing proceeds from the common units offering and from term loan borrowings under the new credit facility.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Subject to the successful completion of the recapitalization plan and future operating performance, the Partnership intends to increase the cash distribution to common unitholders from $0.475 to $0.4875 per unit per quarter (from $1.90 to $1.95 annually).

6.   EARNINGS PER UNIT

     Net income shown in the tables below excludes the approximate two percent interest of the General Partner. Earnings per unit are calculated as follows (in millions, except per unit amounts):


                                       THREE MONTHS ENDED SEPTEMBER 30,
                     ------------------------------------------------------------------------
                                   2001                                   2000
                     --------------------------------       ---------------------------------
                                    Wtd.                                   Wtd.
                       Net        Average       Per           Net        Average        Per
                     Income        Units        Unit        Income        Units         Unit
                     ------       -------      ------       ------       -------       ------
Basic (1)
  Common             $4,852       18,476       $ 0.26       $1,985       18,476       $ 0.11
  Subordinated       $2,364        9,000       $ 0.26       $  966        9,000       $ 0.11
Diluted (2)          $7,216       27,476       $ 0.26       $2,951       27,476       $ 0.11



                                         NINE MONTHS ENDED SEPTEMBER 30,
                     ------------------------------------------------------------------------
                                   2001                                   2000
                     --------------------------------       ---------------------------------
                                    Wtd.                                   Wtd.
                       Net        Average       Per           Net        Average        Per
                     Income        Units        Unit        Income        Units         Unit
                     -------      -------      -------      -------      -------       -------
Basic (1)
  Common             $11,756       18,476      $  0.64      $ 6,670       18,476       $  0.36
  Subordinated       $ 5,726        9,000      $  0.64      $ 3,248        9,000       $  0.36
Diluted (2)          $17,482       27,476      $  0.64      $ 9,918       27,476       $  0.36

(1) Net income, excluding the General Partner interest, has been apportioned to each class of unitholder based on the ownership of total units outstanding.

(2) The diluted income per unit calculation assumes the conversion of subordinated units into common units on the 1:1 basis contemplated by the existing partnership agreement.

     Net income and per unit information related to the net income before cumulative effect of accounting changes and cumulative effect of the accounting changes for the nine months ended September 30, 2001 is as follows:


                                                                        NET INCOME
                                                        ----------------------------------------
                                                                  Basic
                                                        --------------------------
                                                         Common       Subordinated       Diluted
                                                        --------      ------------      --------
         Net Income Before Cumulative Effect ....       $ 11,049        $  5,382        $ 16,431
         Cumulative Effect of Accounting Changes
            -Adoption of SFAS No.133 ............            833             405           1,238
            -Change in Inventory Valuation Method           (126)            (61)           (187)
                                                        --------        --------        --------
         Net Income .............................       $ 11,756        $  5,726        $ 17,482
                                                        ========        ========        ========

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PER UNIT
                                                            --------------------------------
                                                                    Basic
                                                            ----------------------
                                                            Common    Subordinated    Diluted
                                                            ------    ------------    -------
         Net Income Before Cumulative Effect .........       $0.60        $0.60        $0.60
         Cumulative Effect of Accounting Changes
            -Adoption of SFAS No. 133 .................       0.05         0.05         0.05
            -Change in Inventory Valuation Method ....       (0.01)       (0.01)       (0.01)
                                                             -----        -----        -----
         Net Income ..................................       $0.64        $0.64        $0.64
                                                             =====        =====        =====


7.   ACQUISITIONS AND DISPOSITIONS

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

     This acquisition included (i) a hydrocarbon processing facility, located in Morgan's Point, Texas, which processes approximately 16,000 barrels per day and is currently being used for the production of isobutylene and methyl tertiary butyl ether, (ii) a natural gas liquids storage facility, located in Mont Belvieu, Texas (the "Mont Belvieu Facility"), that consists of ten active wells with a total storage capacity of approximately ten million barrels, (iii) a liquids pipeline grid system used for the transportation of natural gas liquids and other products to and from the Mont Belvieu Facility and the hydrocarbon processing facility and other distribution points and (iv) loading, unloading and transportation facilities that are associated with the foregoing (collectively, the "Assets"). Allocation of the purchase price to the acquired Assets at June 30, 2001 was based on preliminary estimates of fair value.

     The Partnership acquired the Assets pursuant to the terms of a Purchase and Sale Agreement between the Partnership and Enron (the "Agreement"). The Agreement contained representations and warranties of the parties and certain indemnity agreements.

     The purchase price was based upon the estimated value of the Assets and the associated contracts, and the terms of the transaction and related contracts were reviewed by the Audit Committee of the Partnership's General Partner, which consists of three directors who are not employees of the General Partner or any other affiliate of Enron. The Audit Committee engaged its own counsel and an investment banking firm that rendered an opinion as to the fairness of the transaction from a financial point of view. The Audit Committee and the board of directors of the Partnership's General Partner (including a majority of the disinterested directors) approved the transaction. The Partnership financed the amount of the purchase price through borrowings from Standard Chartered Trade Services Corporation pursuant to inventory and receivable financing facilities. These facilities were increased to an aggregate amount of $300 million by the Partnership on an interim basis until long term financing is obtained. See further discussion in Note 5.

     Concurrently, EOTT entered into a 10-year tolling agreement for the conversion of feedstocks into products, on a take-or-pay basis, which obligations are expected to be met using the hydrocarbon processing facility, and a 10-year storage and transportation agreement for the use of a significant portion of the storage facility and pipeline grid system, on a take-or-pay basis. Both agreements are with Enron Gas Liquids, Inc.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

("EGLI"), a wholly-owned subsidiary of Enron, which retains all existing third party commodity, transportation and storage contracts associated with these facilities.

     Under the tolling agreement entered into between EOTT and EGLI at the time of the acquisition, EOTT will receive a processing fee for converting feedstocks into liquid petroleum gas products. EOTT expects that it will satisfy its obligations under this agreement by processing feedstocks at the processing facility. Under this agreement, EOTT is required to convert feedstocks to MTBE, a mix of isobutylene and isobutene, mixed butane, a mix of propane and propylene or other liquid petroleum gas mix products (collectively, the "Products"), in each case as designated by EGLI on a quarterly basis, provided that not less than 85% of the mix of Products to be produced in a particular calendar quarter (or not less than 78% under certain circumstances) will be MTBE. EGLI is obligated to nominate, for each calendar month, feedstocks that would enable EOTT to produce a daily average of not less than 504,000 gallons of MTBE nor more than 693,000 gallons of MTBE, subject to certain exceptions, based on assumed yields from specified feedstocks. EOTT believes that the processing facility has the ability to produce approximately 650,000 gallons of MTBE per day per month under normal operating conditions, excluding quarters which include a major turnaround. EGLI is required to use commercially reasonable efforts to deliver feedstocks to the processing facility (or another mutually agreeable delivery point) in specified quantities that correspond to the Products into which feedstocks are to be converted as specified by EGLI. EGLI is obligated to accept delivery of all Products produced by EOTT except for Products that do not conform to required specifications.

     The processing fee to be paid to EOTT by EGLI for converting the feedstocks to Products was determined by negotiations between EOTT and EGLI. In connection with these negotiations, EOTT considered the proposed purchase price for the assets, the recent historical costs of operating the processing facility and the proposed obligations of EOTT relating to conversion of feedstocks into Products. The processing fee agreed to by the parties is a fixed fee paid by EGLI to EOTT for each gallon of MTBE or its equivalent (as specified in the agreement) produced by EOTT in a calendar quarter up to a specified number of gallons (the "Minimum Quarterly Conversion Quantity"), which fee escalates on an annual basis commencing on January 1, 2003. For each gallon of MTBE or its equivalent in a quarter in excess of the Minimum Quarterly Conversion Quantity, EGLI is obligated to pay EOTT a separate fee that is based on a formula that takes into account market prices for MTBE and market prices for specified feedstocks during such quarter. EOTT believes that it will generate a positive internal rate of return from the processing facility during the term of the tolling agreement if it produces the Minimum Quarterly Conversion Quantity of Products each quarter, operates the processing facility on a basis consistent with historical operating costs and keeps the costs of plant turnarounds in line with the estimates it made prior to the acquisition.

     The tolling agreement obligates EGLI to pay to EOTT the same specified conversion fee with respect to the Minimum Quarterly Conversion Quantity even if EGLI fails to request conversion of feedstocks into Products in an amount at least equal to the Minimum Quarterly Conversion Quantity and even if EGLI fails to deliver feedstocks in specified quantities that would enable EOTT to produce the Minimum Quarterly Conversion Quantity of Products (based on assumed yields). The agreement obligates EOTT to pay EGLI liquidated damages in the event EGLI requests conversion of feedstocks into Products and delivers the specified feedstocks to EOTT but EOTT fails to deliver the Minimum Quarterly Conversion Quantity of Products that satisfy the quality specifications.

     At any time during the term of the agreement, EGLI will have the option to require EOTT to enter into an amendment to the agreement to (i) change the types of products to be produced by EOTT to isooctane, isobutylene, isobutene or other products that EGLI may reasonably request and (ii) make a corresponding change to the feedstocks to be provided by EGLI. In the event that EGLI exercises this option, the conversion fees will be adjusted to enable EOTT to realize a market rate of return, consistent with the market rate of return realized by EOTT with respect to the tolling arrangement prior to any such amendment, on the sum of
(x) the cost to convert the processing facility (or a separate facility as may be agreed to by EOTT and EGLI) to produce such new products, as determined by an independent engineering firm, (y) commercially reasonable

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


operating and maintenance costs for the facility as determined by an independent third party and (z) a specified dollar amount that decreases periodically throughout the term of the agreement. EOTT expects that, upon exercise of this option, the conversion fees payable by EGLI would increase as a result of this negotiation due primarily to capital costs that would be necessary to convert the complex to produce other products.

     In the event that EGLI defaults in its obligation to nominate the required quantities of Products to be produced by EOTT, fails to deliver the required feedstocks relating to the Products to be produced, fails to make required payments or otherwise fails to notify EOTT of its obligations under the agreement, EOTT has the right to terminate the agreement and recover damages calculated based on the present value of the conversion fees that EOTT would otherwise receive over the remaining term of the agreement. In the event that EGLI determines that it no longer desires to have EOTT produce MTBE due to changes in environmental regulation or otherwise and EGLI does not exercise its option to amend the agreement to provide for a new mix of products, then EOTT will be entitled to recover damages and termination costs from EGLI under this provision. See further discussion regarding EOTT's relationships with Enron and recent developments with Enron in Note 11.

     EOTT also entered into a storage and transportation agreement with EGLI pursuant to which EOTT agreed to provide EGLI storage capacity for natural gas liquids and liquid petroleum gas mixtures in 10 underground storage wells acquired by EOTT as part of the acquisition. EOTT also agreed to provide EGLI with pipeline transportation services for such products pursuant to a pipeline system that services the storage wells. The storage capacity and transportation capabilities available to EGLI are subject to nomination procedures as well as scheduling and customary operational restrictions, including constraints relating to the maximum quantities of products that can be injected or withdrawn from the storage wells. EGLI is obligated to pay EOTT storage fees based on a fixed rate which escalates annually and annual volume numbers agreed to by the parties and additional transportation fees based on the actual quantities of products stored and transported according to a fee schedule.

     Detailed below are summarized pro forma results of operations for the Partnership for the nine months ended September 30, 2001 and 2000 as though the acquisition had taken place at the beginning of each of the respective years. Pro forma adjustments include higher depreciation expense, elimination of income taxes, and lower interest expense related to the financing of the acquisition.

     For the nine months ended September 30, 2001, EOTT recognized $22.0 million of revenues related to the tolling agreement and storage and transportation agreement with EGLI.

     The unaudited pro forma results of operations are not indicative of actual operating results had the transactions occurred when indicated, nor do they purport to indicate operating results that may occur in the future. Historical results of the acquired assets are not representative of future operating results because the historical results reflect commodity price volatility associated with the marketing of the products produced by the Assets. Concurrently with the acquisition, EOTT has entered into a 10-year tolling agreement with EGLI for the conversion of products, on a take or pay basis. As long as EOTT and EGLI perform their obligations under the tolling agreement, EOTT will not be subject to commodity price risk relating to its operation of the processing facility.

(Unaudited:  in thousands, except per unit amounts)


                                                      PRO FORMA FOR THE
                                                      NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                      2001              2000
                                                   ----------       ----------
         Revenue ...........................       $7,223,911       $8,501,161
         Gross Margin ......................       $  192,314       $  194,143
         Net Income ........................       $   14,975       $   16,734
         Diluted Net Income per Unit .......       $     0.53       $     0.60

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


8. CREDIT RESOURCES AND LIQUIDITY

     The Partnership has a credit facility with Enron to provide credit support in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron facility is $1.0 billion, and it contains sublimits of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at LIBOR plus 250 basis points per annum. Prior to the maturity of the Enron facility, EOTT expects to replace this facility used primarily for guarantees and letters of credit with a facility for up to $300 million with third party financial institutions. The Partnership is currently in discussions with unaffiliated lenders to replace this facility by the end of 2001 and under the new facility, the fees for letters of credit will be higher than the fees currently being charged to the Partnership. Based upon the Partnership's financial performance and the Partnership's recent ability to obtain open lines of credit with suppliers, management believes that a facility in the range of $300 million will be sufficient to support its marketing activities. The Partnership's need for working capital loans is also expected to be met utilizing the commodity repurchase agreements or sales of certain receivables.

     The Enron facility is subject to defined borrowing base limitations relating to the Partnership's activities and to the maintenance and protection of the collateral. The Enron facility permits distributions to Unitholders subject to certain limitations based on the Partnership's earnings and other factors. These covenants and restrictions are not expected to materially affect the Partnership's ability to operate its ongoing business. The Enron facility is secured by a first priority lien on and security interest in all receivables and inventory of the Partnership. The borrowing base is the sum of cash and cash equivalents, specified percentages of eligible receivables, inventory, and products contracted for or delivered but not billed. The Enron facility is non-recourse to the General Partner. The Partnership is restricted from entering into additional financing arrangements without the prior approval of Enron as long as the Enron facility is in place.

     At September 30, 2001, EOTT had $147.6 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $61.0 million of which $3.1 million were used. At December 31, 2000, EOTT had $103.3 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $537.5 million of which $458.8 million were used.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     EOTT has an agreement with a third party which provides for the financing of purchases of crude oil inventory utilizing forward commodity repurchase agreements. At September 30, 2001, EOTT had outstanding repurchase agreements of approximately $110.0 million. Pursuant to the agreements, which had terms ranging from twenty-five to thirty-two days, EOTT repurchased the crude oil inventory on October 23, 2001 for approximately $110.4 million. At December 31, 2000, there were no repurchase agreements outstanding.

     EOTT has entered into an agreement with a third party which provides for the sale of up to an aggregate amount of $100 million of certain trade receivables outstanding at any one time. As of September 30, 2001 and December 31, 2000, $88 million and $45 million, respectively, of receivables had been sold under this agreement. Discount fees related to the sales are reflected in other, net expenses. EOTT has accounted for these transactions as a sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and the related cash received is reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

     In connection with the acquisition of certain liquids assets, the inventory and receivable financing facilities were increased to an aggregate amount of $300 million by EOTT on an interim basis until long-term financing is obtained. EOTT expects to refinance the recent acquisition on a long-term basis utilizing a combination of equity and a term loan under the new working capital facility.


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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     Enron has received a request for information from the Environmental Protection Agency ("EPA") asking for data regarding certain spills and discharges since 1998 on oil pipelines operated by Enron and its subsidiaries. EOTT is the only subsidiary of Enron that has extensive domestic oil pipeline operations, and Enron's response will include information on EOTT pursuant to the request. The responsive information was originally to be filed with the EPA on or prior to November 7, 2001. In October 2001, Enron received an extension from the EPA to file the responsive information on or before January 31, 2002. EOTT cannot predict the outcome of the EPA inquiry.

     No assurance can be given as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently anticipated. In the event of future increases in costs, EOTT may be unable to pass on those increases to its customers.

10.  BUSINESS SEGMENT INFORMATION

     EOTT has four reportable segments, which management considers when making decisions about resources to be allocated and assessing its performance: North American Crude Oil - East of Rockies, Pipeline Operations, West Coast Operations and Liquids Operations. The North American Crude Oil - East of Rockies segment is organized into five operating regions and primarily engages in energy trading activities including purchasing, gathering, transporting and marketing of crude oil. For segment reporting purposes, these five operating regions have been aggregated as one reportable segment due to similarities in their operations as allowed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Pipeline Operations segment operates approximately 7,400 active miles of common carrier pipelines in 13 states. The West Coast Operations include crude oil gathering and marketing, refined products marketing and a natural gas liquids business. As discussed in Note 7, the West Coast crude oil gathering and marketing operations were sold effective June 30, 2001. The Liquids Operations segment includes liquids processing,

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


storage and transportation assets located in the Gulf Coast region which were acquired in June 2001 (see Note 7).

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)


                                             NORTH
                                            AMERICAN                                                     CORPORATE
                                           CRUDE OIL       PIPELINE     WEST COAST     LIQUIDS            AND
                                            - EOR         OPERATIONS    OPERATIONS     OPERATIONS(c)      OTHER(d)     CONSOLIDATED
                                          -----------    -----------   -----------    --------------    -----------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenue from external customers .......   $ 2,201,190    $     6,518   $    92,852    $    21,993       $        --     $ 2,322,553
Intersegment revenue(a) ...............        17,443         27,690         1,314             --           (46,447)             --
                                          -----------    -----------   -----------    -----------       -----------     -----------
   Total revenue ......................     2,218,633         34,208        94,166         21,993           (46,447)      2,322,553
                                          -----------    -----------   -----------    -----------       -----------     -----------
Gross margin ..........................        20,906         32,548         2,690         10,307                --          66,451
                                          -----------    -----------   -----------    -----------       -----------     -----------
Operating income(loss) ................         2,351         12,899        (1,538)         9,543            (5,520)         17,735
Other expense, net ....................            --             --            --             --           (10,372)        (10,372)
                                          -----------    -----------   -----------    -----------       -----------     -----------
Net income(loss) before cumulative
   effect of accounting change ........         2,351         12,899        (1,538)         9,543           (15,892)          7,363
                                          -----------    -----------   -----------    -----------       -----------     -----------
Depreciation and amortization(b) ......         1,498          5,415           405          1,529               751           9,598
                                          -----------    -----------   -----------    -----------       -----------     -----------


THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenue from external customers .......   $ 2,882,325    $     6,885   $   254,319    $        --       $        --     $ 3,143,529
Intersegment revenue(a) ...............            --         28,785            --             --           (28,785)             --
                                          -----------    -----------   -----------    -----------       -----------     -----------
   Total revenue ......................     2,882,325         35,670       254,319             --           (28,785)      3,143,529
                                          -----------    -----------   -----------    -----------       -----------     -----------
Gross margin ..........................        18,125         35,357         5,413             --                --          58,895
                                          -----------    -----------   -----------    -----------       -----------     -----------
Operating income(loss) ................        (1,842)        17,687          (147)            --            (5,443)         10,255
Other expense .........................            --             --            --             --            (7,244)         (7,244)
                                          -----------    -----------   -----------    -----------       -----------     -----------
Net income(loss) ......................        (1,842)        17,687          (147)            --           (12,687)          3,011
                                          -----------    -----------   -----------    -----------       -----------     -----------
Depreciation and amortization .........         1,821          5,299           685             --               618           8,423
                                          -----------    -----------   -----------    -----------       -----------     -----------


NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenue from external customers .......   $ 6,641,839    $    19,580   $   440,524    $    21,993       $        --     $ 7,123,936
Intersegment revenue(a) ...............        34,110         78,324        19,683             --          (132,117)             --
                                          -----------    -----------   -----------    -----------       -----------     -----------
   Total revenue ......................     6,675,949         97,904       460,207         21,993          (132,117)      7,123,936
                                          -----------    -----------   -----------    -----------       -----------     -----------
Gross margin ..........................        68,102         95,589        12,156         10,307                --         186,154
                                          -----------    -----------   -----------    -----------       -----------     -----------
Operating income(loss) ................        11,648         41,443        (2,233)         9,543           (18,087)         42,314
Other expense .........................            --             --            --             --           (25,549)        (25,549)
                                          -----------    -----------   -----------    -----------       -----------     -----------
Net income(loss) before cumulative
   effect of accounting change ........        11,648         41,443        (2,233)         9,543           (43,636)         16,765
                                          -----------    -----------   -----------    -----------       -----------     -----------
Depreciation and amortization(b) ......         4,531         16,388         1,729          1,529             2,318          26,495
                                          -----------    -----------   -----------    -----------       -----------     -----------

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenue from external customers .......   $ 7,703,823    $    21,802   $   614,534    $        --       $        --     $ 8,340,159
Intersegment revenue(a) ...............         5,671         81,979            --             --           (87,650)             --
                                          -----------    -----------   -----------    -----------       -----------     -----------
   Total revenue ......................     7,709,494        103,781       614,534             --           (87,650)      8,340,159
                                          -----------    -----------   -----------    -----------       -----------     -----------
Gross margin ..........................        58,417        104,430        15,111             --                --         177,958
                                          -----------    -----------   -----------    -----------       -----------     -----------
Operating income(loss) ................          (508)        52,314        (1,635)            --           (16,379)         33,792
Other expense .........................            --             --            --             --           (23,672)        (23,672)
                                          -----------    -----------   -----------    -----------       -----------     -----------
Net income(loss) ......................          (508)        52,314        (1,635)            --           (40,051)         10,120
                                          -----------    -----------   -----------    -----------       -----------     -----------
Depreciation and amortization .........         5,649         15,839         2,017             --             1,777          25,282
                                          -----------    -----------   -----------    -----------       -----------     -----------


TOTAL ASSETS AT SEPTEMBER 30, 2001 ....   $   705,046    $   296,549   $    85,466    $   128,774       $    51,486     $ 1,267,321
                                          -----------    -----------   -----------    -----------       -----------     -----------
TOTAL ASSETS AT DECEMBER 31, 2000 .....       999,973        288,956       124,427             --            79,637       1,492,993
                                          -----------    -----------   -----------    -----------       -----------     -----------

(a) Intersegment revenue for North American Crude Oil - EOR and West Coast Operations is at prices comparable to those received from external customers. Intersegment revenue for Pipeline Operations is primarily transportation costs charged to North American Crude Oil - EOR for the transport of crude oil at published pipeline tariffs.

(b) Depreciation and amortization includes $1.5 million related to the Liquids Operations which is recorded in gross margin.

(c) Liquids Operations includes the results of operations related to the assets acquired in June 2001. See further discussion regarding the acquisition in Note 7.

(d)      Corporate and Other also includes intersegment eliminations.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  SUBSEQUENT EVENTS

Distributions

     On October 19, 2001, the Board of Directors of EOTT Energy Corp., as General Partner, declared the Partnership's regular quarterly cash distribution of $0.475 per common unit ($9.0 million) for the period July 1, 2001 through September 30, 2001. In addition, a cash distribution of $0.20 per unit ($1.8 million) was declared for all subordinated units for the period July 1, 2001 through September 30, 2001. The third quarter distribution of $10.8 million will be paid on November 14, 2001 to the General Partner and all common and subordinated unitholders of record as of October 31, 2001. The distribution will be paid utilizing Available Cash of the Partnership, as defined in the Partnership Agreement.

Relationships with Enron and Recent Developments Involving Enron

     There have been several recent developments involving Enron that could have an impact on EOTT. The trading price for Enron's common stock has experienced substantial price declines during 2001, and multiple class action lawsuits have been filed against Enron and others alleging among other things violations of securities laws. On October 16, 2001, Enron announced a loss for the quarter ended September 30, 2001 due in part to the early termination of certain structured finance arrangements with a related entity. In connection with the early termination, Enron's shareholders' equity was reduced by approximately $1.2 billion. Enron also announced the commencement of an investigation by the SEC with respect to related party transactions and appointed a special committee of directors to examine and take appropriate action with respect to such transactions. On November 8, 2001, Enron filed with the SEC a current report on Form 8-K that reported that Enron will restate its financial statements for 1997 through 2000 and for the first two quarters of 2001. Enron's filing indicated that the restatements would have no material impact on its shareholders' equity at September 30, 2001. On November 9, 2001, Enron announced that it had entered into a merger agreement with Dynegy Inc. ("Dynegy"), a Houston-based energy trading and power company. Enron stated that, upon consummation of the proposed merger, its shareholders will receive shares in a combined company to be called Dynegy Inc. The announcement stated that Dynegy will make an immediate equity infusion into Enron in the amount of $1.5 billion.

     Some of the recent events have resulted in the downgrading of the obligations of Enron and certain of its subsidiaries by credit rating agencies. For example, Moody's Investors Service downgraded the senior unsecured debt ratings of Enron to Baa3, and Standard & Poor's ("S&P") lowered its long-term corporate credit rating on Enron to BBB-.

     EOTT has a number of relationships with Enron and its subsidiaries. The most significant of these relationships are the Enron cash distribution support obligation, the existing Enron credit facility, the toll conversion agreement and storage and transportation agreement with EGLI, a wholly-owned subsidiary of Enron, and Enron indemnity obligations regarding tax and environmental matters in connection with EOTT's purchase of processing and storage assets in June 2001.

     EOTT does not expect that it will require any cash distribution support from Enron before the expiration of the support obligation at the end of 2001. Additionally, EOTT is in active discussions with a group of unaffiliated lenders and expects to execute a replacement facility for the Enron credit facility before it expires by its terms on December 31, 2001. However, until this replacement facility is arranged, EOTT will continue to be dependent upon Enron to provide it with credit support, largely in the form of letters of credit. In the event that Enron is unable to continue to provide EOTT with credit support or EOTT is unable to arrange a replacement credit facility, EOTT's business would be negatively impacted to the extent that counterparties on crude oil purchase transactions are unwilling to sell crude oil to EOTT without financial assurances of payment in the form of letters of credit or other forms of surety.

     The toll conversion and storage and transportation agreements with EGLI are expected to provide significant cash flow to EOTT over their ten-year contract term. In the event that EGLI is unable to meet its obligations under these agreements, EOTT would be required to determine other options for the operation of these assets. These actions could result in EOTT's being subject to a significant increase in market commodity risk, and its cash flow over the ten-year term of the agreements could be significantly reduced from levels currently expected. EOTT might also incur unexpected losses in the event that Enron were to fail to indemnify it for certain taxes and environmental expenditures relating to its processing facility.

     EOTT notes that Enron's senior debt continues to be rated investment grade by the major rating agencies, but EOTT plans to continue to assess the impact to EOTT of its existing agreements and relationships with Enron and its subsidiaries. While it is not feasible to predict the final outcome of these events, EOTT could be materially and adversely affected if Enron were unable to meet its obligations to EOTT.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

Information Regarding Forward-Looking Information

     The statements in this Quarterly Report on Form 10-Q that are not historical information are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance, and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Partnership's success in obtaining additional lease barrels and maintaining existing lease crude oil barrels, demand for various grades of crude oil or other petroleum products and the resulting changes in pricing relationships, ability to process and deliver liquids products, ability to operate the hydrocarbon processing complex efficiently, the Partnership's success in refinancing our existing credit arrangement with Enron with unaffiliated lenders on favorable terms, developments relating to possible acquisitions or business combination opportunities, industry conditions, cost of compliance with environmental laws, the ability of the Partnership to avoid environmental liabilities, developments at FERC relating to pipeline tariff regulation, the successful resolution of litigation, the success of the Partnership's risk management activities, and conditions of the capital markets and equity markets during the periods covered by the forward-looking statements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.

RECENT DEVELOPMENTS

Recapitalization Plan

     In September 2001, EOTT announced a recapitalization plan that includes a recapitalization agreement among Enron, our General Partner, Koch Petroleum Group, L.P. and EOTT to convert all outstanding subordinated units and additional partnership interests ("APIs") into common units and the implementation of a refinancing plan. The following is a summary of the key components of the recapitalization agreement.


         o Conversion of Subordinated Units. The 9,000,000 subordinated units beneficially owned by Enron and Koch will be converted into an aggregate of 4,050,000 common units. This represents a reduction in the conversion ratio to 0.45 common units for each subordinated unit rather than one common unit for each subordinated unit as provided under our existing partnership agreement. On conversion of its subordinated units, Koch will also receive an option to purchase 1,100,000 common units at $21.10 per unit. Pursuant to the recapitalization agreement, Enron will grant EOTT an identical option at the time EOTT grants the option to Koch.

         o Termination of Subordination Period. Under EOTT's existing partnership agreement, the subordinated units will not convert into common units until the subordination period ends, and in order for the subordination period to end the Partnership must meet certain financial and cash distribution tests. The recapitalization agreement provides that the subordination period will end.

         o Conversion of APIs to Common Units. The outstanding APIs, which are beneficially owned by Enron, represent the right to receive redemption payments of $9,318,213 from the Partnership if and to the extent the Partnership has available cash in excess of amounts

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

                  necessary to pay (a) the minimum quarterly distribution on all outstanding common units, (b) any arrearages in payments of the minimum quarterly distribution on common units for prior quarters and (c) the minimum quarterly distribution on all outstanding subordinated units. The recapitalization agreement provides that the outstanding APIs will be converted into 219,815 common units.

     An amendment to the partnership agreement is required to affect the conversion of the subordinated units and APIs and to terminate the subordination period. The amendment must be approved by the holders of at least two-thirds of the outstanding common units and two-thirds of the subordinated units. The Partnership expects to mail proxy materials to all unitholders in the fourth quarter of 2001 and a special unitholder meeting is expected to be held in late December 2001 or January 2002.

     In addition to our proposed amendment to our partnership agreement, the Partnership intends to proceed with other aspects of a recapitalization plan that includes the following:

         o Proposed Equity Offering. EOTT intends to raise approximately $70 million from the sale of additional common units.

         o New Working Capital Credit Facility. EOTT also intends to replace the current credit facility with Enron with a new working capital credit facility from unaffiliated lenders that will provide for the issuance of letters of credit and borrowings of up to $300 million. Under the terms of the existing $1 billion credit facility with Enron, $100 million has been allocated for working capital loans and $900 million has been set aside for guaranties and letters of credit. As of September 30, 2001, we had $147.6 million in outstanding letters of credit and $61.0 million in outstanding guaranties (of which $3.1 million were used); there were no amounts outstanding for working capital. EOTT is replacing this existing credit facility with a smaller credit facility because management believes, based on the Partnership's recent ability to obtain open lines of credit from suppliers and the related reductions in the amounts outstanding under the existing credit facility, that the new credit facility should be sufficient to support the Partnership's marketing activities for the foreseeable future. The Partnership is currently in discussions with unaffiliated lenders to replace this facility by the end of 2001.

         o Repayment of Short-Term Debt. The Partnership expects to repay the short-term debt incurred in connection with the recent acquisition in June 2001 utilizing proceeds from the common units offering and from term loan borrowings under the new credit facility.

     Subject to the successful completion of the recapitalization plan and future operating performance, the Partnership intends to increase the cash distribution to common unitholders from $0.475 to $0.4875 per unit per quarter (from $1.90 to $1.95 annually).

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

     This acquisition included (i) a hydrocarbon processing facility, located in Morgan's Point, Texas, which processes approximately 16,000 barrels per day, and is currently being used for the production of isobutylene and methyl tertiary butyl ether, (ii) a natural gas liquids storage facility, located in Mont Belvieu, Texas (the "Mont Belvieu Facility"), that consists of ten active wells with a total storage capacity of approximately ten million barrels, (iii) a liquids pipeline grid system used for the transportation of natural gas liquids and other products to and from the Mont Belvieu Facility and the hydrocarbon processing facility and other distribution points and (iv) loading, unloading and transportation facilities that are associated with the foregoing (collectively, the "Assets").

     The Partnership acquired the Assets pursuant to the terms of a Purchase and Sale Agreement between the Partnership and Enron (the "Agreement"). The Agreement contained representations and warranties of the parties and certain indemnity agreements. The Purchase Price was based upon the estimated value of the Assets and the associated contracts. Allocation of the purchase price to the acquired Assets at June 30, 2001 was based on preliminary estimates of fair value. The Partnership financed the amount of the Purchase Price through borrowings from Standard Chartered Trade Services Corporation pursuant to inventory and receivable financing facilities. These facilities were increased to an aggregate amount of $300 million by the Partnership on an interim basis until long term financing is obtained.

     Concurrently, EOTT entered into a 10-year tolling agreement for the conversion of feedstocks into products, on a take-or-pay basis, which obligations are expected to be met using the hydrocarbon processing facility, and a 10-year storage and transportation agreement for the use of a significant portion of the storage facility and pipeline grid system, on a take-or-pay basis. Both agreements are with Enron Gas Liquids, Inc. ("EGLI"), a wholly-owned subsidiary of Enron, which retains all existing third party commodity, transportation and storage contracts associated with these facilities.

     Under the toll conversion agreement, EOTT is obligated to convert feedstocks to methyl tertiary butyl ether ("MTBE") and other liquid petroleum products as designated by EGLI on a quarterly basis, provided that not less than 85% of the mix of products to be produced in a particular quarter will be MTBE (subject to specified exceptions). EGLI is obligated to use commercially reasonable efforts to deliver feedstocks to EOTT in specified quantities corresponding to the products EGLI designates that EOTT produce in a quarter. EGLI is obligated to accept delivery of products that EOTT produces that meet quality specifications for the designated products. In converting feedstocks to products, EOTT will receive a conversion fee for producing a quarterly minimum quantity of products as specified for each quarter during the term of the agreement, which conversion fee escalates on an annual basis. For any amounts converted above the minimum conversion levels in a quarter, EOTT will be paid a conversion fee that takes into account market prices for feedstocks and products for such quarter. In the event that EGLI desires to change the mix of products that EOTT is obligated to produce, EGLI has the option to require EOTT to convert the hydrocarbon processing facility to produce other products. Upon exercise of the option, the toll conversion agreement requires the parties to renegotiate the terms of the agreement in order to adjust the conversion fees in a manner that would enable EOTT to realize a rate of return on a basis consistent with the conversion fees payable under the current agreement, taking into account the capital costs required to convert the processing facility, the effect on operating costs from such changes and other factors. EOTT expects that, upon exercise of this option, the conversion fees payable by EGLI would increase as a result of this negotiation due primarily to capital costs that would be necessary to convert the facility to produce other products. The agreement also includes damage provisions if EOTT is unable to process and deliver the minimum quarterly quantities of products under the agreement as well as early termination provisions that could result in the payment of damages to EOTT. See further discussion regarding EOTT's relationships with Enron and recent developments with Enron in "Other Matters - Relationships with Enron and Recent Developments Involving Enron."

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

OVERVIEW

     Through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, and EOTT Energy Pipeline Limited Partnership, EOTT purchases, gathers, transports, markets, stores and resells crude oil and other petroleum products. Effective July 1, 2001, EOTT processes, stores and transports liquids through EOTT Energy Liquids, L.P. EOTT's principal business segments are North American Crude Oil - East of Rockies, Pipeline Operations, West Coast Operations and Liquids Operations (see
Note 10 to the Condensed Consolidated Financial Statements for certain financial information by business segment).

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

Pipeline Operations

     Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. A majority of the pipeline revenues are generated by transporting crude oil at published pipeline tariffs for the North American Crude Oil - East of Rockies business segment. Approximately 80% of the revenues of the Pipeline Operations business segment for the nine months ended September 30, 2001, were generated primarily from tariffs charged to the North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of the Pipeline Operations and are addressed in the following discussion of Pipeline Operations.

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

Liquids Operations

     Gross margins for the Liquids Operations includes the processing fee for converting feedstocks into products at the hydrocarbon processing facility, storage and transportation fees related to the liquids storage facility, the fixed and variable costs of operating these facilities and the depreciation and amortization related to these facilities. Revenues from the processing operations are based upon a fixed fee received for certain minimum quantities of product converted on a take-or-pay basis. Revenues from the storage and transportation operations are based upon a fixed rate for certain minimum capacity levels and actual volumes stored and transported at the liquids storage facility.

     The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Unless the context otherwise requires, the term "EOTT" hereafter refers to the Partnership and its affiliated partnerships.

RESULTS OF OPERATIONS

     EOTT reported net income of $7.4 million or $0.26 per diluted Unit for the third quarter of 2001 compared to net income of $3.0 million or $0.1l per diluted Unit for the third quarter of 2000. Net income for the third quarter of 2000 included a nonrecurring loss of $0.9 million resulting from theft of NGL product in 1999. Excluding

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


nonrecurring items, the increase in net income compared to the same period in 2000 is due to favorable market conditions and elimination of certain low margin lease volumes in the North American Crude Oil - East of Rockies business segment and the operating results attributable to the Liquids Operations acquired in June 2001. In addition operating expenses were slightly lower in the third quarter of 2001 compared to prior year due primarily to the sale of the West Coast crude oil gathering and marketing business and lower employee related costs which was offset by increased environmental expenses. These factors were partially offset by lower margins from the Pipeline Operations due to a decline in volumes associated with the elimination of low margin lease barrels by the North American Crude Oil - East of Rockies business segment.

     EOTT reported net income of $17.8 million or $0.64 per diluted Unit for the nine months ended September 30, 2001 compared to $10.1 million or $0.36 per diluted Unit for the same period in 2000. Net income for the nine months ended September 30, 2000 included a nonrecurring gain of $0.6 million resulting from a $2.5 million insurance settlement related to the theft of NGL product in 1999, offset by charges related to the theft of NGL product and severance charges for a former officer. Excluding nonrecurring items and the cumulative effect of accounting changes, the increase in net income for the first nine months of 2001 compared to the same period in 2000 is due to favorable market conditions and elimination of certain low margin lease volumes in the North American Crude Oil
- East of Rockies business segment, and the operating results attributable to the Liquids Operations acquired in June 2001. Operating expenses for the nine months ended September 30, 2001 were $0.3 million lower compared to 2000 due primarily to the sale of the West Coast crude oil gathering and marketing business and lower employee related costs offset by higher environmental expenses. The factors increasing net income were partially offset by lower operating income from the Pipeline Operations related to a decline in volumes associated with the elimination of low margin lease barrels by the North American Crude Oil - East of Rockies business segment and the storage of lease volumes due to the market moving into contango in March 2001. In addition, financing costs were higher in the nine months September 30, 2001 compared to the prior year due to the storage of crude oil inventory and the financing of the acquisition of liquids assets in June 2001.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

Selected financial data for EOTT's business segments are summarized below, in millions:


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ------------------------        ------------------------
                                                           2001            2000            2001            2000
                                                         --------        --------        --------        --------
Revenues:
   North American Crude Oil - East of Rockies ....       $2,218.6        $2,882.3        $6,675.9        $7,709.5
   Pipeline Operations ...........................           34.2            35.7            97.9           103.8
   West Coast Operations .........................           94.2           254.3           460.2           614.5
   Liquids Operations ............................           22.0              --            22.0              --
   Intersegment Eliminations .....................          (46.4)          (28.8)         (132.1)          (87.6)
                                                         --------        --------        --------        --------
   Total .........................................       $2,322.6        $3,143.5        $7,123.9        $8,340.2
                                                         ========        ========        ========        ========

Gross margin:
   North American Crude Oil - East of Rockies  (1)       $   20.9        $   18.1        $   68.1        $   58.4
   Pipeline Operations ...........................           32.5            35.4            95.5           104.4
   West Coast Operations .........................            2.7             5.4            12.2            15.1
   Liquids Operations ............................           10.3              --            10.3              --
                                                         --------        --------        --------        --------
   Total .........................................       $   66.4        $   58.9        $  186.1        $  177.9
                                                         ========        ========        ========        ========

Operating income (loss):
   North American Crude Oil - East of Rockies  (1)       $    2.3        $   (1.9)       $   11.7        $   (0.5)
   Pipeline Operations ...........................           12.9            17.7            41.4            52.3
   West Coast Operations .........................           (1.5)           (0.2)           (2.2)           (1.6)
   Liquids Operations ............................            9.5              --             9.5              --
   Corporate and Other ...........................           (5.5)           (5.4)          (18.1)          (16.4)
                                                         --------        --------        --------        --------
   Total .........................................       $   17.7        $   10.2        $   42.3        $   33.8
                                                         ========        ========        ========        ========

(1) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from the Pipeline Operations segment. Intersegment costs from the Pipeline Operations were $27.7 million and $78.3 million for the three and nine months ended September 30, 2001, respectively. For the three and nine months ended September 30, 2000, intersegment costs from the Pipeline Operations segment were $28.8 million and $82.0 million, respectively.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.

     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had operating income of $2.3 million for the third quarter of 2001, compared to an operating loss of $1.9 million for the same period in 2000. Gross margin increased $2.8 million to $20.9 million in the third quarter of 2001 due primarily to the elimination of certain low margin lease volumes in 2001. Crude oil lease volumes averaged 353,800 barrels per day for the three months ended September 30, 2001 compared to an average of 417,700 barrels per day for the three months ended September 30, 2000. Operating expenses of $18.6 million for the third quarter 2001 were $1.4 million lower than in the third quarter of 2000 due primarily to lower employee related costs, repairs and maintenance costs and lower depreciation.

     Pipeline Operations: Pipeline Operations had operating income of $12.9 million for the third quarter of 2001 compared to operating income of $17.7 million for the same period in 2000. Revenues for the third quarter of 2001 decreased $1.5 million to $34.2 million in the third quarter of 2001 due primarily to a decline in volumes. Pipeline volumes averaged 506,800 barrels per day for the three months ended September 30, 2001 compared to 560,400 barrels per day for the three months ended September 30, 2000. The decline in volumes is primarily associated with the elimination of low margin lease volumes in the North American Crude Oil - East of Rockies business segment. Approximately $27.7 million and $28.8 million of revenues for

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

the three months ended September 30, 2001 and 2000, respectively, were generated primarily from tariffs charged to the North American Crude Oil - East of Rockies segment. Operating expenses of $19.6 million for the third quarter of 2001 were $1.9 million higher than in the third quarter of 2000 due primarily to higher environmental expenses related to the EPA information request and revised estimates to complete existing remediation plans based on information currently available. These increases were partially offset by lower employee costs and ad valorem taxes.

     West Coast Operations: West Coast Operations had an operating loss of $1.5 million for the third quarter of 2001 compared to an operating loss of $0.2 million for the same period in 2000. The decrease in gross margin, excluding nonrecurring items, is due to the sale of the crude oil gathering assets and strong market conditions for the marketing of refined products and the fractionation of natural gas liquids in 2000. Operating expenses of $4.2 million for the third quarter of 2001 were $ 1.4 million lower than in the third quarter of 2000 due primarily to the sale of the crude oil gathering and marketing assets in June 2001.

     Liquids Operations: The Liquids Operations acquired in June 2001 generated $10.3 million of gross margin and $9.5 million of operating income in the third quarter. For the three months ended September 30, 2001, the Liquids Operations recognized $22.0 million of revenues related to the tolling agreement and storage and transportation agreement with EGLI. Revenues for the third quarter of 2001 reflect additional revenue from volumes processed and storage facility throughput in excess of contractual minimums. The hydrocarbon processing facility volumes averaged 15,600 barrels per day and the storage facility moved an average of 160,600 barrels per day.

     Corporate and Other: Corporate and Other costs were $5.5 million for the third quarter of 2001 compared to $5.4 million in the third quarter of 2000. The increase is due primarily to higher insurance costs and depreciation related to recently installed information systems hardware and software offset by lower employee related costs. Interest and related charges, net in the third quarter 2001 were $8.5 million compared to $7.0 million for the same period in 2000. The increase is due primarily to higher short-term borrowings to finance crude oil stored as a result of the market being in contango and the financing of the acquisition of liquids assets in June 2001. Other income (expense), net, consisting primarily of discount fees on sale of receivables, gains (losses) on transactions denominated in a foreign currency and gains (losses) on sales of assets, was an expense of $1.9 million in the third quarter of 2001 compared to an expense of $0.3 million in the same period in 2000. The increase in other expenses is primarily due to discount fees on sale of receivables and losses on sales of assets in 2001 compared to gains on sales of assets in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000.

     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had operating income of $11.7 million for the first nine months of 2001 compared to an operating loss of $0.5 million for the same period in 2000. Gross margin increased $9.7 million to $68.1 million in the first nine months of 2001 due primarily to improved market conditions and the continued elimination of certain low margin lease volumes. Crude oil lease volumes averaged 366,800 barrels per day for the nine months ended September 30, 2001 compared to an average of 414,400 barrels per day for the nine months ended September 30, 2000. Operating expenses of $56.4 million for the first nine months of 2001 were $ 2.5 million lower than in the first nine months of 2000 due primarily to lower repair and maintenance costs and lower depreciation.

     Pipeline Operations: Pipeline Operations had operating income of $41.4 million for the first nine months of 2001 compared to operating income of $52.3 million for the same period in 2000. Revenues for the first nine months of 2001 decreased $5.9 million to $97.9 million in the first nine months of 2001 due primarily to a decline in volumes. Pipeline volumes averaged 518,500 barrels per day for the nine months ended September 30, 2001 compared to 568,200 barrels per day for the nine months ended September 30, 2000. The decline in volumes is primarily associated with the continued elimination of low margin lease volumes in the North American Crude Oil-East of Rockies business segment as well as the storage of lease volumes beginning in March 2001 due to the market moving into contango. Approximately $78.3 million and $82.0 million of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.

revenues for the nine months ended September 30, 2001 and 2000, respectively, were generated primarily from tariffs charged to the North American Crude Oil - East of Rockies segment. Operating expenses of $54.1 million for the first nine months of 2001 were $2.0 million higher than in the first nine months of 2000 due primarily to higher environmental expenses partially offset by lower ad valorem taxes.

     West Coast Operations: West Coast Operations had an operating loss of $2.2 million for the first nine months of 2001 compared to an operating loss of $1.6 million for the same period in 2000. The operating loss of $1.6 million for the first nine months of 2000 includes a nonrecurring gain of $1.4 million attributable to reimbursements received in the second quarter of 2000 in connection with an insurance claim filed by EOTT related to the theft of NGL product by a former employee offset by charges related to the remaining mid-continent NGL activities. The decrease in gross margin, excluding nonrecurring items, is primarily related to strong market conditions for the marketing of refined products and the fractionation of natural gas liquids in 2000. Operating expenses of $ 14.4 million for the first nine months of 2001 were $2.3 million lower than the first nine months of 2000 due primarily to the sale of the crude oil gathering and marketing assets in June 2001.

     Corporate and Other: Corporate and Other costs were $18.1 million for the first nine months of 2001 compared to $16.4 million in the first nine months of 2000. The increase is due primarily to higher insurance costs, higher depreciation related to recently installed information systems hardware and software and higher employee related costs. Interest and related charges, net in the first nine months of 2001 were $23.4 million compared to $21.7 million for the same period in 2000. The increase is due primarily to higher short-term borrowings to finance crude oil stored as a result of the market being in contango and the financing of the acquisition of liquids assets in June 2001. Other income (expense), net, consisting primarily of discount fees on sale of receivables, gains (losses) on transactions denominated in a foreign currency and gains (losses) on sales of assets, was an expense of $2.2 million in the first nine months of 2001 compared to an expense of $2.0 million in the same period in 2000. The expense in both consists primarily of discount fees on sale of receivables.

LIQUIDITY AND CAPITAL RESOURCES

General

     Management anticipates that short-term liquidity as well as sustaining capital expenditures for the foreseeable future will be funded by cash generated from operations, commodity repurchase agreements and sales of receivables.


Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $11.8 million for the first nine months of 2001 compared to net cash provided by operating activities of $71.7 million for the same period in 2000. The decline is primarily due to the decrease in payables during the period.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $121.6 million for the first nine months of 2001 compared to $8.6 million for the same period in 2000. Cash paid for acquisitions of $117.0 million relate to the acquisition of liquids processing, storage and transportation assets discussed further in Note 7 to the Condensed Consolidated Financial Statements. Cash additions to property, plant, and equipment of $21.5 million in 2001 primarily include $16.8 million for pipeline, storage tank and related facility improvements, $1.5 million related to the liquids processing and storage facilities, and $1.1 million for information systems hardware and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.



software. Proceeds from asset sales were $16.9 million in the first nine months of 2001 compared to $1.1 million in the first nine months of 2000. The increase is primarily due to the sale of the West Coast crude oil gathering and blending operations (see Note 7 to the Condensed Consolidated Financial Statements).

Cash Flows From Financing Activities

     Net cash provided by financing activities totaled $77.6 million for the first nine months of 2001 compared to net cash used of $46.3 million for the same period in 2000. The 2001 amount primarily represents an increase in repurchase agreements outstanding related to the interim financing of the $117.0 million acquisition of assets, offset by distributions paid to Unitholders for the period October 1, 2000 through June 30, 2001.

     Cash distributions paid to Unitholders were $32.4 million and $26.8 million for the nine months ended September 30, 2001 and 2000, respectively. The 1999 fourth quarter distribution was paid in February 2000 using $6.8 million in cash support from Enron. The increase in distributions is related to cash distributions of $0.20 per Unit ($5.4 million) paid to all Subordinated Unitholders for the fourth quarter of 2000 and the first and second quarters of 2001.

Working Capital and Credit Resources

     The Partnership has a credit facility with Enron to provide credit support in the form of guarantees, letters of credit and working capital loans through December 31, 2001. The total amount of the Enron facility is $1.0 billion, and it contains sublimits of $100 million for working capital loans and $900 million for guarantees and letters of credit. Letter of credit fees are based on actual charges by the banks which range from .20% - .375% per annum. Interest on outstanding loans is charged at LIBOR plus 250 basis points per annum. Prior to the maturity of the Enron facility, EOTT expects to replace this facility used primarily for guarantees and letters of credit with a facility for up to $300 million with third party financial institutions. The Partnership is currently in discussions with unaffiliated lenders to replace this facility by the end of 2001 and under the new facility, the fees for letters of credit will be higher than the fees currently being charged to the Partnership. Based upon the Partnership's financial performance and the Partnership's recent ability to obtain open lines of credit with suppliers, management believes that a facility in the range of $300 million will be sufficient to support its marketing activities. The Partnership's need for working capital loans is also expected to be met utilizing the commodity repurchase agreements or sales of certain receivables.

     The Enron facility is subject to defined borrowing base limitations relating to the Partnership's activities and to the maintenance and protection of the collateral. The Enron facility permits distributions to Unitholders subject to certain limitations based on the Partnership's earnings and other factors. These covenants and restrictions are not expected to materially affect the Partnership's ability to operate its ongoing business. The Enron facility is secured by a first priority lien on and security interest in all receivables and inventory of the Partnership. The borrowing base is the sum of cash and cash equivalents, specified percentages of eligible receivables, inventory, and products contracted for or delivered but not billed. The Enron facility is non-recourse to the General Partner. The Partnership is restricted from entering into additional financing arrangements without the prior approval of Enron as long as the Enron facility is in place.

     At September 30, 2001, EOTT had $147.6 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $61.0 million of which $3.1 million were used. At December 31, 2000, EOTT had $103.3 million in letters of credit outstanding under the Enron facility. In addition, guarantees outstanding totaled $537.5 million of which $458.8 million were used.

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

     EOTT has an agreement with a third party which provides for the financing of purchases of crude oil inventory utilizing forward commodity repurchase agreements. At September 30, 2001, EOTT had outstanding repurchase agreements of approximately $110.0 million. Pursuant to the agreements, which had terms ranging from twenty-five to thirty-two days, EOTT repurchased the crude oil inventory on October 23, 2001 for approximately $110.4 million. At December 31, 2000, there were no repurchase agreements outstanding.

     EOTT has entered into an agreement with a third party which provides for the sale of up to an aggregate amount of $100 million of certain trade receivables outstanding at any one time. As of September 30, 2001 and December 31, 2000, $88 million and $45 million, respectively, of receivables had been sold under this agreement. Discount fees related to the sales are reflected in other, net expenses. EOTT has accounted for these transactions as a sale under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and the related cash received is reflected as cash provided by operating activities in the Consolidated Statements of Cash Flows.

     In connection with the acquisition of certain liquids assets, the inventory and receivable financing facilities were increased to an aggregate amount of $300 million by EOTT on an interim basis until long-term financing is obtained. EOTT expects to refinance the recent acquisition on a long-term basis utilizing a combination of equity and a term loan under the new working capital facility.

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

OTHER MATTERS

New Accounting Standards

     Beginning January 1, 2001, EOTT is reporting derivative activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Under SFAS No. 133, EOTT is required to "mark-to-fair value" all of its derivative instruments at the end of each reporting period. This contrasts with previous accounting principles which generally only required EOTT's transactions designated as energy trading activities to be marked-to-fair value. Changes in the market value of EOTT's derivative instruments resulting from the mark-to-fair value process will represent unrealized gains and losses. Such unrealized gains or losses will change, based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. In general, SFAS No. 133 could result in fluctuations in net income in periods of price volatility. SFAS No. 133 requires that as of the date of the initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The cumulative effect of adopting SFAS No. 133 effective January 1, 2001 was $1.3 million and is reflected as an increase in income in the Condensed Consolidated Statement of Operations. EOTT has not designated any derivatives as hedging instruments.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill must be tested for impairment annually or more frequently if circumstances indicate a possible impairment. Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At September 30, 2001, EOTT has $7.7 million of goodwill recorded in Other Assets. Due to the recent issuance of this statement, EOTT has not been able to determine its impact upon adoption.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 143 and plans to adopt the statement effective January 1, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment on Disposal of Long-Lived Assets.'' This statement clarified the financial accounting and reporting for the impairment or disposal of long-lived assets. Impairment is required to be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss to be recognized is the difference between the carrying amount and the fair value of the asset. The standard also provides guidance on the accounting for long-lived assets that are held for disposal. This standard is effective for the Partnership beginning January 1, 2002. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 144.

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

     The cumulative effect of the change in accounting for inventories as of January 1, 2001 was $0.2 million ($0.01 per diluted unit) and is reported as a decrease in net income for the first quarter of 2001. If the new accounting method had been applied retroactively, net income would have decreased $0.7 million and ($0.03 per diluted unit) and $0.2 million ($0.01 per diluted unit) in the three and nine months ended September 30, 2000, respectively.

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

     Enron has received a request for information from the Environmental Protection Agency asking for data regarding certain spills and discharges since 1998 on oil pipelines operated by Enron and its subsidiaries. EOTT is the only subsidiary of Enron that has extensive domestic oil pipeline operations, and Enron's response will include information on EOTT pursuant to the request. The responsive information was originally to be filed with the EPA on or prior to November 7, 2001. In October 2001, Enron received an

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           EOTT ENERGY PARTNERS, L.P.


extension from the EPA to file the responsive information on or before January 31, 2002. EOTT cannot predict the outcome of the EPA inquiry.

     No assurance can be given as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently anticipated. In the event of future increases in costs, EOTT may be unable to pass on those increases to its customers.

Relationships with Enron and Recent Developments Involving Enron

     There have been several recent developments involving Enron that could have an impact on EOTT. The trading price for Enron's common stock has experienced substantial price declines during 2001, and multiple class action lawsuits have been filed against Enron and others alleging among other things violations of securities laws. On October 16, 2001, Enron announced a loss for the quarter ended September 30, 2001 due in part to the early termination of certain structured finance arrangements with a related entity. In connection with the early termination, Enron's shareholders' equity was reduced by approximately $1.2 billion. Enron also announced the commencement of an investigation by the SEC with respect to related party transactions and appointed a special committee of directors to examine and take appropriate action with respect to such transactions. On November 8, 2001, Enron filed with the SEC a current report on Form 8-K that reported that Enron will restate its financial statements for 1997 through 2000 and for the first two quarters of 2001. Enron's filing indicated that the restatements would have no material impact on its shareholders' equity at September 30, 2001. On November 9, 2001, Enron announced that it had entered into a merger agreement with Dynegy Inc. ("Dynegy"), a Houston-based energy trading and power company. Enron stated that, upon consummation of the proposed merger, its shareholders will receive shares in a combined company to be called Dynegy Inc. The announcement stated that Dynegy will make an immediate equity infusion into Enron in the amount of $1.5 billion.

     Some of the recent events have resulted in the downgrading of the obligations of Enron and certain of its subsidiaries by credit rating agencies. For example, Moody's Investors Service downgraded the senior unsecured debt ratings of Enron to Baa3, and Standard & Poor's ("S&P") lowered its long-term corporate credit rating on Enron to BBB-.

     EOTT has a number of relationships with Enron and its subsidiaries. The most significant of these relationships are the Enron cash distribution support obligation, the existing Enron credit facility, the toll conversion agreement and storage and transportation agreement with EGLI, a wholly-owned subsidiary of Enron, and Enron indemnity obligations regarding tax and environmental matters in connection with EOTT's purchase of processing and storage assets in June 2001.

     EOTT does not expect that it will require any cash distribution support from Enron before the expiration of the support obligation at the end of 2001. Additionally, EOTT is in active discussions with a group of unaffiliated lenders and expects to execute a replacement facility for the Enron credit facility before it expires by its terms on December 31, 2001. However, until this replacement facility is arranged, EOTT will continue to be dependent upon Enron to provide it with credit support, largely in the form of letters of credit. In the event that Enron is unable to continue to provide EOTT with credit support or EOTT is unable to arrange a replacement credit facility, EOTT's business would be negatively impacted to the extent that counterparties on crude oil purchase transactions are unwilling to sell crude oil to EOTT without financial assurances of payment in the form of letters of credit or other forms of surety.

     The toll conversion and storage and transportation agreements with EGLI are expected to provide significant cash flow to EOTT over their ten-year contract term. In the event that EGLI is unable to meet its obligations under these agreements, EOTT would be required to determine other options for the operation of these assets. These actions could result in EOTT's being subject to a significant increase in market commodity risk, and its cash flow over the ten-year term of the agreements could be significantly reduced from levels currently expected. EOTT might also incur unexpected losses in the event that Enron were to fail to indemnify it for certain taxes and environmental expenditures relating to its processing facility.

     EOTT notes that Enron's senior debt continues to be rated investment grade by the major rating agencies, but EOTT plans to continue to assess the impact to EOTT of its existing agreements and relationships with Enron and its subsidiaries. While it is not feasible to predict the final outcome of these events, EOTT could be materially and adversely affected if Enron were unable to meet its obligations to EOTT.

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

     The Partnership continues to have solid operating results due to the continued focus on our crude oil gathering and marketing business and the additional cash flow from the recently acquired processing, storage and transportation assets. However, due to the national events in September, the market conditions in the crude oil gathering and marketing business in the fourth quarter of 2001 are weaker than originally estimated. Despite the less than favorable market conditions for the crude oil business, management believes the Partnership will continue the trend of strong operating results with the additional operating income and cash flow from the recent liquids acquisition.

     EOTT will pay a cash distribution of $0.475 per unit to all its common unitholders and a cash distribution of $0.20 per unit to all its subordinated unitholders on November 14, 2001 without any distribution support from Enron. Enron has committed to provide total cash distribution support in an amount necessary to pay minimum quarterly distributions to the common unitholders through the fourth quarter 2001.

     In addition to providing continued solid results and paying full cash distributions to all common unitholders and $0.20 per unit to all subordinated unitholders for the past five consecutive quarters, the Partnership is focused on completing the recapitalization plan in early 2002 which is expected to significantly strengthen the Partnership's capital structure and enhance the value of EOTT's common units.

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


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 3.13 Agreement of Limited Partnership dated as of June 28, 2001 of EOTT Energy Liquids, L.P.

     Exhibit 3.14 Limited Liability Company Agreement dated as of June 27, 2001 of EOTT Energy General Partner, L.L.C.

     Exhibit 3.15 Amendment No. 1 dated as of August 29, 2001, to the Limited Liability Company Agreement of EOTT Energy General Partner, L.L.C.

 (b) Reports on Form 8-K.


     September 7, 2001      RE: Recapitalization Agreement with EOTT Energy
                            Partners, L.P., EOTT Energy Corp., Enron Corp. and
                            Koch Petroleum Group, L.P.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EOTT ENERGY PARTNERS, L.P.
                                           (A Delaware Limited Partnership)

Date:  November 14, 2001                   By: EOTT ENERGY CORP. as
                                               General Partner


                                           /s/ LORI L. MADDOX
                                           -------------------------------
                                           Lori L. Maddox
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
------             -----------
Exhibit 3.13       Agreement of Limited Partnership dated as of June 28, 2001 of
                   EOTT Energy Liquids, L.P.

Exhibit 3.14 Limited Liability Company Agreement dated as of June 27, 2001 of EOTT Energy General Partner, L.L.C.

Exhibit 3.15       Amendment No. 1 dated as of August 29, 2001, to the Limited
                   Liability Company Agreement of EOTT Energy General Partner,
                   L.L.C.