Form 10-K/A
period 2001-12-31
EOTT ENERGY PARTNERS LP
filed 2002-06-24
CIK 917464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


              [X] AMENDMENT NO. 1 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-12872

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


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


                                EXPLANATORY NOTE

          The registrant is amending Item 14 of its Form 10-K for the fiscal year ended December 31, 2001 to include Exhibits 10.21 and 10.22 in their entirety as registrant has decided confidential treatment will not be requested with respect to certain portions of the exhibits, as previously indicated in the Form 10-K. The text of Item 14(a)(3) and the Index to Exhibits are replaced in its entirety and Exhibits 10.21 and 10.22 are filed herewith.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)(3)  EXHIBITS

    The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

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

    10.07 -- EOTT Energy Corp. Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

    10.08 -- Support Agreement dated September 21, 1998 between EOTT Energy Partners, L.P., EOTT Energy Operating Limited Partnership and Enron Corp. (incorporated by reference to Exhibit 10.22 to Quarterly Report on Form 10-Q for the Quarter Ended September 30,
              1998)

*** 10.09 --  Crude Oil Supply and Terminalling Agreement dated as of
              December 1, 1998 between Koch Oil Company and EOTT Energy Operating Limited Partnership (incorporated by reference to
              Exhibit 10.23 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

    10.10 -- Amended and Restated Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit
              10.24 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

    10.11 -- Amendment dated March 17, 1999 to the Amended and Restated Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

*** 10.12 --  Amendment dated December 1, 1998 to the Crude Oil Supply and
              Terminalling Agreement dated as of December 1, 1998 between Koch Oil Company and EOTT Energy Operating Limited Partnership (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

    10.13 -- Amendment dated August 11, 1999 to the Amended and Restated Credit Agreement as of December 1, 1998 between EOTT Energy Operating Limited Partnership, as Borrower, and Enron Corp., as Lender (incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q for the Period Ended June 30, 1999)

    10.14 -- Form of Executive Employment Agreement between EOTT Energy Corp. and Dana R. Gibbs (incorporated by reference to Exhibit 10.32 to Quarterly Report on Form 10-Q for the Period Ended September 30,
              2000)

    10.15 -- Form of Executive Employment Agreement between EOTT Energy Corp. and Lawrence Clayton, Jr. (incorporated by reference to Exhibit
              10.33 to Quarterly Report on Form 10-Q for the Period Ended September 30, 2000)

*** 10.16 --  Letter Agreement dated September 14, 2000 amending Crude Oil
              Supply and Terminalling Agreement (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for the Period Ended September 30, 2000)

    10.17 -- Form of Executive Employment Agreement between EOTT Energy Corp. and Molly Sample (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 2000)

    10.18 -- Form of Executive Employment Agreement between EOTT Energy Corp. and Lori Maddox (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the year ended December 31, 2000)

*** 10.19 --  Letter Agreement dated February 6, 2001 amending Crude Oil
              Supply and Terminalling Agreement dated December 1, 1998 (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2000)

    10.20 -- Purchase and Sale Agreement between Enron Corp. and EOTT Energy Partners, L.P., dated June 29, 2001, with list of omitted schedules and agreement to furnish omitted schedules supplementally to the Securities and Exchange Commission upon request (incorporated by reference to Exhibit 10.38 to Current Report on Form 8-K dated July 13, 2001)

*   10.21 --  Mont Belvieu Storage Capacity Purchase Agreement Dated as of June
              29, 2001 between EOTT Energy Liquids, L.P. and Enron Gas Liquids, Inc. (incorporated by reference to Exhibit 10.39 to Quarterly Report on Form 10-Q for the period ended June 30, 2001)

*   10.22 --  Toll Conversion Agreement dated as of June 29, 2001 between EOTT
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

          Current Report on Form 8-K filed on April 16, 2002 pursuant to Item 5. Other Events regarding extension of credit facility.

          Current Report on Form 8-K filed on April 17, 2002 pursuant to Item 5. Other Events regarding our delay in filing our Annual Report on Form 10-K.

          Current Report on Form 8-K filed on May 1, 2002 pursuant to Item 5. Other Events regarding our press release dated April 24, 2002.

          Current Report on Form 8-K filed on May 17, 2002 pursuant to Item 5. Other Events regarding our press release dated May 16, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of June 2002.

                                          EOTT ENERGY PARTNERS, L.P.
                                          (A Delaware Limited Partnership)

                                By:              EOTT ENERGY CORP. as
                                                   General Partner


                                By:     /s/         DANA R. GIBBS
                                     -----------------------------------------
                                                    Dana R. Gibbs
                                     Chief Executive Officer, President
                                             and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  Signature                                  Title                                   Date
                  ---------                                  -----                                   ----
     /s/     THOMAS M. MATTHEWS                  Chairman of the Board                           June 19, 2002
--------------------------------------------
             Thomas M. Matthews


     /s/   H. MALCOLM LOVETT, JR.                Director                                        June 19, 2002
--------------------------------------------
           H. Malcolm Lovett, Jr.


     /s/      JAMES M. TIDWELL                   Director                                        June 19, 2002
--------------------------------------------
              James M. Tidwell


                                                 Director                                        June __, 2002
--------------------------------------------
              K. George Wasaff


                                                 Director                                        June __, 2002
--------------------------------------------
              Roderick Hayslett


     /s/        DANA R. GIBBS                    Chief Executive Officer, President              June 19, 2002
--------------------------------------------       and Chief Operating Officer
                Dana R. Gibbs


     /s/    LAWRENCE CLAYTON, JR.                Senior Vice President and                       June 19, 2002
--------------------------------------------       Chief Financial Officer
            Lawrence Clayton, Jr.


     /s/       LORI L. MADDOX                    Vice President and Controller                   June 19, 2002
--------------------------------------------       (Chief Accounting Officer)
               Lori L. Maddox

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

*** 10.09 --  Crude Oil Supply and Terminalling Agreement dated as of
              December 1, 1998 between Koch Oil Company and EOTT Energy
              Operating Limited Partnership (incorporated by reference to
              Exhibit 10.23 to Annual Report on Form 10-K for the Year Ended
              December 31, 1998)

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

*** 10.12 --  Amendment dated December 1, 1998 to the Crude Oil Supply and
              Terminalling Agreement dated as of December 1, 1998 between Koch
              Oil Company and EOTT Energy Operating Limited Partnership
              (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the Year Ended December 31, 1998)

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

*** 10.16 --  Letter Agreement dated September 14, 2000 amending Crude Oil
              Supply and Terminalling Agreement (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for the Period
              Ended September 30, 2000)

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

*** 10.19 --  Letter Agreement dated February 6, 2001 amending Crude Oil
              Supply and Terminalling Agreement dated December 1, 1998
              (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2000)

    10.20 --  Purchase and Sale Agreement between Enron Corp. and EOTT Energy
              Partners, L.P., dated June 29, 2001, with list of omitted schedules and agreement to furnish omitted schedules supplementally to the Securities and Exchange Commission upon request (incorporated by reference to Exhibit 10.38 to Current
              Report on Form 8-K dated July 13, 2001)

*   10.21 --  Mont Belvieu Storage Capacity Purchase Agreement Dated as of June
              29, 2001 between EOTT Energy Liquids, L.P. and Enron Gas Liquids,
              Inc. (incorporated by reference to Exhibit 10.39 to Quarterly
              Report on Form 10-Q for the period ended June 30, 2001)

*   10.22 --  Toll Conversion Agreement dated as of June 29, 2001 between EOTT
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