Form 10-Q
period 2002-06-30
EOTT ENERGY PARTNERS LP
filed 2002-08-14
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number 1-12872

                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



                Delaware                                76-0424520
----------------------------------------     -----------------------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

  2000 West Sam Houston Parkway South,
                Suite 400
             Houston, Texas                                77042
----------------------------------------     -----------------------------------
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

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                       Page

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended June 30, 2002 and 2001
      and Six Months Ended June 30,2002 and 2001..........................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      June 30, 2002 and December 31, 2001.................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Six Months Ended June 30, 2002 and 2001.............................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Six Months Ended June 30, 2002......................................................6

   Notes to Condensed Consolidated Financial Statements...................................7


ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................................24


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk......................43

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................................45

ITEM 6.  Exhibits and Reports on Form 8-K................................................45

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                ----------------------------    ---------------------------
                                                    2002           2001            2002            2001
                                                -----------     -----------     -----------     -----------
Revenue ....................................    $ 1,358,596     $ 2,256,946     $ 2,567,995     $ 4,801,383


Cost of Sales ..............................      1,297,622       2,197,297       2,444,964       4,681,680
Operating Expenses .........................         33,114          27,026          65,463          54,080
Depreciation and Amortization-operating ....          8,586           7,631          16,923          15,330
                                                -----------     -----------     -----------     -----------

Gross Profit ...............................         19,274          24,992          40,645          50,293
                                                -----------     -----------     -----------     -----------

Selling, General and Administrative Expenses         13,558          12,145          26,233          24,147
Depreciation & Amortization-corporate/other             810             759           1,630           1,567
Other (income) expense .....................         (1,208)           (277)         (2,136)           (283)
Impairment of Assets (Note 6) ..............          1,168              --           1,168              --
                                                -----------     -----------     -----------     -----------


Operating Income ...........................          4,946          12,365          13,750          24,862
                                                -----------     -----------     -----------     -----------

Interest Expense and Related Charges .......        (12,446)         (9,034)        (23,686)        (16,200)
Interest Income ............................             65             512              83             812
Other, net .................................            152             290             225             (72)
                                                -----------     -----------     -----------     -----------

Net Income (Loss) Before Cumulative
   Effect of Accounting Change .............         (7,283)          4,133          (9,628)          9,402

Cumulative Effect of Accounting Change .....             --              --              --           1,073
                                                -----------     -----------     -----------     -----------

Net Income (Loss) ..........................    $    (7,283)    $     4,133     $    (9,628)    $    10,475
                                                ===========     ===========     ===========     ===========

Basic Net Income (Loss) Per Unit (Note 5)
   Common ..................................    $      0.02     $      0.15     $     (0.01)    $      0.37
                                                ===========     ===========     ===========     ===========
   Subordinated ............................    $     (0.80)    $      0.15     $     (0.99)    $      0.37
                                                ===========     ===========     ===========     ===========

Diluted Net Income (Loss) Per Unit .........    $     (0.25)    $      0.15     $     (0.33)    $      0.37
                                                ===========     ===========     ===========     ===========

Number of Units Outstanding
   for Diluted Computation .................         27,476          27,476          27,476          27,476
                                                ===========     ===========     ===========     ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    JUNE 30,    DECEMBER 31,
                                                                     2002           2001
                                                                  ----------     ----------
                                 ASSETS
Current Assets
    Cash and cash equivalents ................................    $    6,088     $    2,941
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,211 and $ 1,225, respectively ..........       423,016        495,896
    Inventories  (Note 3) ....................................        24,022         89,685
    Other ....................................................        25,916         31,650
                                                                  ----------     ----------
    Total current assets .....................................       479,042        620,172
                                                                  ----------     ----------

Property, Plant & Equipment, at cost .........................       661,957        656,993
    Less: Accumulated depreciation ...........................       199,825        191,118
                                                                  ----------     ----------
       Net property, plant & equipment .......................       462,132        465,875
                                                                  ----------     ----------

Other Assets, net of amortization ............................        19,877         14,463
                                                                  ----------     ----------

Total Assets .................................................    $  961,051     $1,100,510
                                                                  ==========     ==========

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable ...................................    $  451,833     $  532,235
    Accrued taxes payable ....................................        11,340          8,846
    Short-term borrowings ....................................        22,100         40,000
    Repurchase agreements ....................................        75,000        100,000
    Receivable financing .....................................        50,000         42,500
    Payable to Enron Corp. & affiliates, net .................        39,491         37,681
    Performance collateral from Enron Corp. ..................        15,829         15,829
    Other ....................................................        19,637         35,817
                                                                  ----------     ----------
       Total current liabilities .............................       685,230        812,908
                                                                  ----------     ----------

Long-Term Liabilities
    11% Senior notes .........................................       235,000        235,000
    Other ....................................................         7,875          5,316
                                                                  ----------     ----------
       Total long-term liabilities ...........................       242,875        240,316
                                                                  ----------     ----------

Commitments and Contingencies (Notes 8 and 9)

Additional Partnership Interests (Redeemable) ................         9,318          9,318
                                                                  ----------     ----------

Partners' Capital
    Common Unitholders .......................................        (2,135)         2,685
    Subordinated Unitholders .................................        20,275         29,155
    General Partner ..........................................         5,488          6,128
                                                                  ----------     ----------
       Total Partners' Capital ...............................        23,628         37,968
                                                                  ----------     ----------

Total Liabilities and Partners' Capital ......................    $  961,051     $1,100,510
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                -----------------------
                                                                   2002           2001
                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income (loss) to net cash
       provided by (used in) operating activities -
    Net income (loss) ......................................    $  (9,628)    $  10,475
    Depreciation ...........................................       17,540        16,364
    Amortization of intangible assets ......................        1,013           533
    Impairment of assets ...................................        1,168            --
    Net unrealized change in crude oil trading activities ..       (4,274)          931
    Losses on disposal of assets ...........................          174           143
    Changes in components of working capital -
       Receivables .........................................       72,880       213,834
       Inventories .........................................       63,048       (71,978)
       Other current assets ................................        6,299         4,525
       Trade accounts payable ..............................      (78,592)     (226,871)
       Accrued taxes payable ...............................        2,494           506
       Other current liabilities ...........................       (8,723)        1,988
    Other assets and liabilities ...........................        2,603            96
                                                                ---------     ---------
Net Cash Provided By (Used In) Operating Activities ........       66,002       (49,454)
                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment ....        1,431        16,676
    Acquisitions ...........................................           --      (117,000)
    Additions to property, plant and equipment .............      (24,174)      (11,955)
                                                                ---------     ---------
Net Cash Used In Investing Activities ......................      (22,743)     (112,279)
                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in receivable financing .......................        7,500            --
    Decrease in short-term borrowings ......................      (17,900)           --
    Increase (decrease) in repurchase agreements ...........      (25,000)      170,000
    Distributions to Unitholders ...........................       (4,712)      (21,582)
                                                                ---------     ---------
Net Cash Provided By (Used In) Financing Activities ........      (40,112)      148,418
                                                                ---------     ---------

Increase (Decrease) in Cash and Cash Equivalents ...........        3,147       (13,315)

Cash and Cash Equivalents, Beginning of Period .............        2,941        54,230
                                                                ---------     ---------

Cash and Cash Equivalents, End of Period ...................    $   6,088     $  40,915
                                                                =========     =========


Supplemental Cash Flow Information:
    Interest paid ..........................................    $  20,370     $  14,533
                                                                =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                  COMMON      SUBORDINATED     GENERAL
                                                UNITHOLDERS    UNITHOLDERS     PARTNER         TOTAL
                                                -----------    -----------     --------       --------
Partners' Capital at December 31, 2001 ....      $  2,685       $ 29,155       $  6,128       $ 37,968

Net loss ..................................          (201)        (8,880)          (547)        (9,628)

Cash distributions ........................        (4,619)            --            (93)        (4,712)
                                                 --------       --------       --------       --------

Partners' Capital at June 30, 2002 ........      $ (2,135)      $ 20,275       $  5,488       $ 23,628
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

     EOTT Energy Corp. (the "General Partner"), a Delaware corporation and a wholly-owned subsidiary of Enron Corp. ("Enron"), serves as the sole general partner of the MLP. EOTT Energy General Partner, L.L.C., which is wholly-owned by the MLP, serves as general partner of the four operating limited partnerships. At June 30, 2002, EOTT Energy Corp. owned an approximate 1.98% general partner interest in the MLP. Based upon information provided by Enron, Enron beneficially owns approximately 18% of our outstanding common units, 78% of our outstanding subordinated units or 37% of our total units outstanding because it retains voting power and shared investment power over the securities.

     The accompanying condensed consolidated financial statements and related notes present the financial position of the Partnership as of June 30, 2002 and December 31, 2001, the results of operations for the three and six months ended June 30, 2002 and 2001, cash flows for the six months ended June 30, 2002 and 2001, and changes in partners' capital for the six months ended June 30, 2002. For the three and six months ended June 30, 2002 and 2001, traditional net income and comprehensive income are the same.

     Because of the withdrawal of our former independent accountants, Arthur Andersen LLP, on February 5, 2002, the time necessary to select PricewaterhouseCoopers ("PWC") as our new independent accountants, and the time required for completion of our audit for 2001, we were unable to timely file the Annual Report on Form 10-K for the year ended December 31, 2001 ("Form 10-K"). We subsequently filed our Form 10-K on May 31, 2002. Due to the delay in filing our Form 10-K we were unable to timely file our Quarterly Report on Form 10-Q for the period ending March 31, 2002. We subsequently filed our first quarter Form 10-Q on June 19, 2002. In addition, as more fully disclosed in the Form 10-K, financial statements included in the Form 10-K for the years 1999 and 2000 were unaudited. We have requested our current auditors to audit the financial statements for the years 1999 and 2000. We have not yet received a response to this request.

     The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment. Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. Adoption of SFAS No. 142 had no effect on our financial statements. At June 30, 2002 and December 31, 2001, we had $7.4 million of net goodwill in Other Assets.

     The following reconciliation shows the effect of goodwill amortization in prior periods as follows (in thousands, except per unit amounts):

                                            FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                    ENDED JUNE 30,
                                         ----------------------------       ----------------------------
                                            2002              2001             2002              2001
                                         ----------        ----------       ----------        ----------
   Reported net income (loss)            $   (7,283)       $    4,133       $   (9,628)       $   10,475
   Add back: Goodwill amortization               --               269               --               533
                                         ----------        ----------       ----------        ----------
   Adjusted net income (loss)            $   (7,283)       $    4,402       $   (9,628)       $   11,008
                                         ==========        ==========       ==========        ==========

Diluted earnings (loss) per unit:
   Reported net income (loss)            $    (0.25)       $     0.15       $    (0.33)       $     0.37
   Goodwill amortization                         --              0.01               --              0.02
                                         ----------        ----------       ----------        ----------
   Adjusted net income (loss)            $    (0.25)       $     0.16       $    (0.33)       $     0.39
                                         ==========        ==========       ==========        ==========

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

     In June 2002, the FASB reached a concensus on certain issues raised in Emerging Issues task Force ("EITF") Issue No. 02-3. The concensus requires mark-to-market gains and losses on energy trading contracts to be shown net in the income statement whether or not these contracts are settled physically as well as disclosures of gross transaction volumes for contracts that are physically settled. This provision in EITF Issue 02-3 is effective for financial statements ending after July 15, 2002, and comparative financial statements will be reclassified to conform to the new presentation. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values and descriptions of methods and assumptions used to estimate fair value are also required. These additional disclosures are effective for financial statements issued for fiscal years ending after July 15, 2002.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred whereas under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value will be used to initially determine the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.


3.   CHANGE IN ACCOUNTING PRINCIPLE

     In the first quarter of 2001, we changed our method of accounting for inventories used in our energy trading activities from the average cost method to the fair value method. The cumulative effect of the change in accounting for inventories as of January 1, 2001, was $0.2 million ($0.01 per diluted unit) and is reported as a decrease in net income for the first quarter of 2001.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   ENERGY TRADING/DERIVATIVE ACTIVITIES

     Changes in the market value of transactions designated as energy-trading activities in accordance with Emerging Issues Task Force Issue 98-10, and derivative instruments accounted for under SFAS No. 133, are recorded in revenues every period as mark-to-fair value gains or losses. The related price risk management assets and liabilities are recorded in other current or non-current assets and liabilities, as applicable, on the balance sheet. The fair value of transactions designated as energy-trading activities are determined primarily based on forward prices of the commodity, adjusted for certain transaction costs associated with the transactions. For the three and six months ended June 30, 2002, we had net mark-to-fair value gains of $3.7 million and $4.3 million, respectively. For the three and six months ended June 30, 2001, we had net mark-to-fair value losses of $3.0 million and $2.3 million respectively.

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


5.   EARNINGS PER UNIT

     Net income shown in the tables below excludes the approximate two percent interest of the General Partner. Earnings per unit are calculated as follows (in thousands, except per unit amounts):


                                                   THREE MONTHS ENDED JUNE 30,
                        ---------------------------------------------------------------------------
                                      2002                                         2001
                        -----------------------------------       ---------------------------------
                          Net           Wtd.                                     Wtd.
                        Income         Average        Per           Net         Average        Per
                        (Loss)          Units         Unit         Income        Units         Unit
                        -------        --------      ------       -------       -------       -----
Basic (1)
  Common                $   352         18,476       $0.02        $ 2,724        18,476       $0.15
  Subordinated          $(7,192)         9,000       $(0.80)      $ 1,327         9,000       $0.15
Diluted (2)             $(6,840)        27,476       $(0.25)      $ 4,051        27,476       $0.15


                                                    SIX MONTHS ENDED JUNE 30,
                        ---------------------------------------------------------------------------
                                       2002                                         2001
                        -----------------------------------       ---------------------------------
                                         Wtd.                                    Wtd.
                          Net          Average        Per           Net         Average        Per
                         Loss           Units         Unit        Income         Units         Unit
                        -------        --------      ------       -------       -------       -----
Basic (1)
  Common                $  (201)        18,476       $(0.01)      $ 6,904        18,476       $0.37
  Subordinated          $(8,880)         9,000       $(0.99)      $ 3,362         9,000       $0.37
Diluted (2)             $(9,081)        27,476       $(0.33)      $10,266        27,476       $0.37

(1) Net income, excluding the General Partner interest, has been apportioned to each class of unitholder based on the ownership of total units outstanding which is also reflected on the Statement of Partners' Capital. Due to a negative capital balance in the first half of 2002, the loss allocated to the common unitholders for the first half was reallocated to the remaining unitholders based on their ownership percentage. The allocated loss will be recouped by the unitholders allocated the additional losses through future income.

(2) The diluted income per unit calculation assumes the conversion of subordinated units into common units.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Net income and per unit information related to net income before cumulative effect of accounting changes and cumulative effect of the accounting changes for the six months ended June 30, 2001, is as follows (in thousands, except per unit amounts):


                                                                  NET INCOME
                                                    ----------------------------------------
                                                            Basic
                                                    -------------------------
                                                     Common       Subordinated       Diluted
                                                    --------      ------------      --------
Net Income Before Cumulative Effect .........       $  6,197        $  3,018        $  9,215
Cumulative Effect of Accounting Changes
   -Adoption of SFAS No. 133 ................            833             405           1,238
   -Change in Inventory Valuation Method ....           (126)            (61)           (187)
                                                    --------        --------        --------
Net Income ..................................       $  6,904        $  3,362        $ 10,266
                                                    ========        ========        ========


                                                                  PER UNIT
                                                    -------------------------------------
                                                            Basic
                                                    ------------------------
                                                    Common      Subordinated      Diluted
                                                    -------     ------------      -------
Net Income Before Cumulative Effect .........       $  0.33        $  0.33        $  0.33
Cumulative Effect of Accounting Changes
   -Adoption of SFAS No. 133 ................          0.05           0.05           0.05
   -Change in Inventory Valuation Method ....         (0.01)         (0.01)         (0.01)
                                                    -------        -------        -------
Net Income ..................................       $  0.37        $  0.37        $  0.37
                                                    =======        =======        =======


6.       ASSET IMPAIRMENT

     During the second quarter of 2002, we recorded an impairment loss in connection with a marine facility that provided transportation services to a single customer under a contract that expired in June 2002. Attempts to renegotiate the contract with the customer, enter into a new contract with other third parties or sell the facility have been unsuccessful. As a result, we recorded an impairment loss of $1.2 million in June 2002, representing our remaining investment in the assets.


7.   CREDIT RESOURCES AND LIQUIDITY

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Credit Facility includes covenants and restrictions primarily related to distributions to unitholders, amount of permitted expansion capital and specified quarterly amounts for earnings before interest, depreciation and amortization, net income and tangible net worth. Distributions to unitholders will not be permitted under the Credit Facility until all of the following occur: (i) we permanently reduce our aggregate obligations to Standard Chartered and SCTS to an amount not exceeding $300 million; (ii) our consolidated net worth is $10 million greater than our consolidated net worth as of January 31, 2002, excluding any non-cash asset write-downs incurred after January 31, 2002; and (iii) we resolve certain claims (trade and other payables) of Enron and its affiliates against us related to Enron's bankruptcy proceedings. See Note 8.
At June 30, 2002, none of these conditions had been met.

     At June 30, 2002, we were in technical violation of the negative covenants relating to consolidated net income, consolidated earnings before interest, taxes and depreciation and consolidated net worth. The violation of these covenants is principally due to the lower operating income associated with our crude marketing and transportation business, lower operating income from the MTBE Facility and higher corporate costs related to the Enron bankruptcy. Standard Chartered has agreed to a limited forbearance until September 16, 2002, which allows time for us to discuss with Standard Chartered possible modifications of the Credit Facility.

     At June 30, 2002 and December 31, 2001, we had $275.7 million and $196.1 million, respectively, in letters of credit outstanding and short-term borrowings of $22.1 million and $40.0 million, respectively, outstanding under the Credit Facility.

     At June 30, 2002, we had an outstanding repurchase amount of $75.0 million under our Inventory Repurchase Agreement. Pursuant to the Inventory Repurchase Agreement, which had terms of thirty-one days, we repurchased the crude oil inventory on July 22, 2002, for approximately $75.3 million. At December 31, 2001, we had outstanding repurchase agreements of approximately $100 million.

     As of June 30, 2002 and December 31, 2001, $50.0 million and $42.5 million, respectively, of receivables had been transferred under the Receivables Agreement. In the first quarter of 2001, we accounted for these transactions as a sale under the provisions of SFAS No. 125. These transactions did not qualify as sales under SFAS No. 140 and therefore are accounted for as financings at June 30, 2002 and December 31, 2001.

     Our ability to obtain letters of credit to support our purchases of crude oil is fundamental to our gathering and marketing activities. Subsequent to the Enron bankruptcy filing, our trade creditors have been less willing to extend credit to us on an unsecured basis and we have had to significantly reduce our marketing activities due to the amount of credit support available under the Credit Facility. We can give no assurance that we will not be required to further reduce or restrict our gathering and marketing activities because of limitations on our ability to obtain credit support and financing for our working capital needs. Any significant decrease in our financial strength, regardless of the reason for such decrease, may also increase the number of transactions requiring letters of credit or other financial support, may make it more difficult for us to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect our ability to maintain our level of purchasing and marketing activities or otherwise adversely affect our profitability.

     Our $300 million working capital facility has a $40 million sublimit available for loans. As of July 31, we had utilized $262 million for letters of credit and $23 million for loans. The repurchase and receivable facilities were fully utilized against available collateral. All significant expansion capital expenditure projects have been completed

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and are operational. We have working capital requirements for the second half of 2002 of $8 to $10 million for maintenance expenditures and our semi-annual interest payment of $13.0 million related to the 11% senior unsecured bonds is due on October 1, 2002. As previously discussed, Standard Chartered has agreed to a limited forbearance until September 16, 2002. We will be required to restructure our credit facilities in order to meet our near term liquidity requirements.

     In order for our liquidity to improve, we must achieve one or more of the following: 1) decrease our cost of operations; 2) complete a sale of assets; 3) restructure the credit facilities and debt of the Partnership; 4) obtain equity capital; or 5) complete a reorganization of the Partnership. We have targeted cost cutting measures to reduce annual operating costs. We continue to evaluate potential asset sales, however, there are currently no definitive agreements in place concerning the sale of any of our assets. Certain actions would require resolution of the Enron issues.

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

     Under a Support Agreement with Enron, Enron committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million in exchange for APIs. The distribution for the fourth quarter of 2001 of $0.25 per common unit was lower than the MQD amount of $0.475 per common unit. Enron did not pay the fourth quarter distribution shortfall of $0.225 per common unit. We expect to make a claim for the distribution support amount of $4.2 million through the Enron bankruptcy proceedings. See further discussion in
Note 8.

     On April 3, 2002, we suspended the distribution to unitholders for the first quarter of 2002 and we did not make a distribution to our unitholders for the second quarter of 2002. We do not expect to make any distributions to our unitholders in the foreseeable future.


8.   IMPACT OF ENRON BANKRUPTCY AND TRANSACTIONS WITH ENRON AND RELATED PARTIES

IMPACT OF ENRON BANKRUPTCY

     Beginning on December 2, 2001, Enron, along with certain of its subsidiaries, filed to initiate bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code. Neither the General Partner nor the Partnership is included in the filings.

     Because of our contractual relationships with Enron and certain of its subsidiaries, the bankruptcy has significantly impacted us in various ways, discussed below.

     Rejection of Toll Conversion and Storage Agreements with an Enron Affiliate. We have been adversely impacted as a result of the inclusion of Enron Gas Liquids, Inc. ("EGLI"), a wholly-owned subsidiary of Enron, in Enron's bankruptcy. We had in place ten-year toll conversion and storage agreements (the "Toll Conversion and Storage Agreements") with EGLI. On April 2, 2002, the bankruptcy court entered a stipulation and agreed order (the "Stipulation"), rejecting the Toll Conversion and Storage Agreements, which Stipulation became final and non-appealable on April 12, 2002. As a result of EGLI's non-performance under these agreements, we recorded a $29.1 million non-cash impairment at December 31, 2001.

         Additionally, we have a monetary damage claim against EGLI and Enron as a result of the rejection of the agreements under the Stipulation. Both of these agreements had ten-year terms that were to run through June 30, 2011,

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and under both of these agreements, EGLI was obligated to make certain mandatory payments to the Partnership through the full terms of the agreements. The Partnership's claim against EGLI is based upon the income stream under both agreements for the remainder of the terms discounted at an aggregate rate. In addition, the Partnership deducted from the claim certain amounts for which the Partnership believed it was appropriate to credit EGLI. In addition, the claim was not reduced by mitigating factors, such as replacement revenues, because the Partnership cannot quantify the exact amount of replacement revenues over the remaining terms of the agreements. The claim will be reduced by replacement revenues to some extent. However, at this time it is impossible to determine the amount of replacement revenues to be generated over the original life of the agreements. Accordingly, the claim filed against EGLI in the Bankruptcy Court on May 12, 2002, resulting from EGLI's rejection of the Toll Conversion and Storage Agreements was $540.5 million and the final amount of our claim has not yet been fully determined.

     In addition, Enron guaranteed EGLI's performance under these contracts; however, its guarantee was limited to $50 million under the Toll Conversion Agreement and $25 million under the Storage Agreement. Accordingly, the claim filed against Enron in the Bankruptcy Court resulting from EGLI's rejection of the agreements was $75 million.

     Performance Collateral from Enron. As discussed above, Enron guaranteed payments under the Toll Conversion and Storage Agreements. In addition, EGLI owed us approximately $9 million under the Toll Conversion and Storage Agreements prior to filing for bankruptcy. Pursuant to the Toll Conversion and Storage Agreements, if Enron's credit rating dropped below certain defined levels specified in these agreements, we could request within five days of this occurrence for EGLI to post letters of credit. The letters of credit could be drawn upon if EGLI failed to pay any amount owed to us under these agreements. The Toll Conversion Agreement provided that the letter of credit would be in an amount reasonably requested by us, not to exceed $25 million. The Storage Agreement provided that the letter of credit would be in an amount as reasonably requested, but no amount is specified. In late November 2001, Enron's credit rating fell below the ratings specified in these agreements. Accordingly, on November 27, 2001, we requested that EGLI post two $25 million letters of credit. In lieu of posting letters of credit, we received a $25 million deposit/performance collateral from EGLI/Enron, against which we recouped the $9 million of outstanding invoices. We currently intend to apply the remaining sum, approximately $16 million, to recoup or offset a portion of our damages as a result of EGLI's rejection of the Toll Conversion and Storage Agreements. The $16 million is reflected as Performance Collateral from Enron Corp in Current Liabilities on the Consolidated Balance Sheet. We also have outstanding accounts payable to EGLI in the amount of approximately $2 million for butane and methanol feedstock we acquired prior to EGLI filing for bankruptcy. We are exploring the possibility of offsetting this $2 million payable against a portion of the damages resulting from EGLI's rejection of the Toll Conversion and Storage Agreements. We are uncertain, however, as to how these issues will be resolved.

     Tax and Environmental Indemnities. We might also incur unexpected losses in the event that Enron fails to indemnify us for certain ad valorem taxes and potential environmental expenditures relating to the hydrocarbon processing facility (the "MTBE Plant") and the liquids storage facility (the "Mont Belvieu Facility").

     Cost and Availability of Credit. As a result of Enron's bankruptcy, we have incurred higher costs in obtaining credit than we have in the past. In addition, our trade creditors have been less willing to extend credit to us on an unsecured basis and the amount of letters of credit we have been required to post for our marketing activities has increased significantly, adversely impacting our business. See further discussion in Note 7.

     General Partner Alternatives. Although neither our General Partner nor we have filed for Chapter 11 bankruptcy protection, it is possible that Enron could attempt to cause our General Partner to file for bankruptcy protection. If our General Partner were to file for bankruptcy relief, the filing would be an "Event of Withdrawal" under our Partnership Agreement and our General Partner would be deemed to have withdrawn. Upon the occurrence of an Event of Withdrawal, our General Partner is required to give notice to our limited partners within 30 days after such occurrence. An Event of Withdrawal triggers dissolution and winding up of the affairs of the Partnership unless (i) a

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

successor General Partner is elected and admitted to the Partnership within 180 days, (ii) a written opinion of counsel is issued that such withdrawal would not result in the loss of the limited liability of any limited partner or of the limited partner of any of our operating limited partnerships or cause the Partnership or any of our operating limited partnerships to be taxed as a corporation, and (iii) the new general partner executes a new partnership agreement and executes and files a new certificate of limited partnership. Election of a successor general partner requires a vote of a majority of the outstanding units to reconstitute the Partnership and approve the successor general partner. Upon the election of a new general partner, the General Partner's interest would be converted to common units. Despite the provisions of our Partnership Agreement discussed in this section, if our General Partner were to file for bankruptcy protection, the bankruptcy court may refuse to enforce these provisions or may require different or additional procedures and consideration to allow these provisions to be effective.

     We do not know the intentions or rationale of the sole shareholder, Enron, concerning its decisions regarding which Enron entities or affiliates to include as part of the Enron related bankruptcy filings. Enron has to date, however, chosen not to take action to cause the inclusion of our General Partner in its bankruptcy proceedings which were commenced on December 2, 2001. Neither Enron Corp., the General Partner, nor any other Enron affiliate has advised us of any intention of Enron, any Enron affiliate or our General Partner to place our General Partner into bankruptcy. Because the bankruptcy of Enron created conflicts of interest between EOTT and Enron and certain of its affiliates (for example, with respect to the EGLI contracts, now rejected) the General Partner and Enron established a Restructuring Committee to consider (among other things) all matters involving a possible restructuring of our relationship with Enron. The Restructuring Committee has powers and authority of the board of directors with respect to any restructuring transactions concerning the General Partner or any of its affiliates or the MLP or any of its affiliates. The Restructuring Committee also has the power and authority over the commencement of bankruptcy proceedings under Title 11, (which bankruptcy proceedings may only be jointly administered with the Enron bankruptcy in the Bankruptcy Court), and the undertaking of any necessary and appropriate actions in connection with such bankruptcy proceedings. Any proposed agreement or action, however, must first be submitted to the audit committee and the audit committee must determine that the proposed agreement or transaction is fair and reasonable to the Partnership or the General Partner, as the case may be.

     Pension Plan Underfunding Issues. Our General Partner is a participating employer in a defined benefit pension plan known as the Enron Corp. Cash Balance Plan (the "Cash Balance Plan"). Based on information provided by Enron, the allocation related to the funding of the Cash Balance Plan by Enron to our General Partner each year is based on a percentage of payroll costs. Under the Partnership Agreement, any costs allocated to our General Partner are passed through to the Partnership and the Partnership is responsible for reimbursing the General Partner. The funding percentage for each participating employer is determined once a year; however, Enron will allocate additional costs, if necessary, for any significant changes to the minimum funding. To date, Enron has not changed the General Partners funding percentage for 2002 or allocated any additional costs in 2002 to the General Partner.

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

      A federal government corporation known as the Pension Benefit Guaranty Corporation (the "PBGC") has the power to terminate underfunded pension plans in certain situations, after receiving the permission either of the employer or of a court. In the event of termination of the Cash Balance Plan, the PBGC could impose a "controlled group" liability as defined in ERISA on our General Partner. Under these circumstances, our General Partner would be expected to exercise all its rights to defend against such a claim, and, in the event that the PBGC had not already pursued and collected from solvent members of the "controlled group," it would assert its rights to recover contribution from such members. At this time, management cannot predict whether either the PBGC or Enron will seek to terminate the Cash Balance Plan. Any claim paid by the General Partner would become our responsibility under the MLP's Partnership Agreement subject to any claims of indemnity, offset, recoupment or any counterclaims we might have against our General Partner or any of its affiliates.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Distributions to Our Common Unitholders. Our distribution for the fourth quarter of 2001 was $0.25 per common unit, which is lower than the intended minimum quarterly distribution amount of $0.475 per common unit. Enron was obligated under a Support Agreement to provide cash distribution support through the fourth quarter of 2001. As a result of Enron's financial deterioration and bankruptcy, however, Enron did not pay the fourth quarter cash distribution shortfall of $0.225 per common unit. We expect to submit a claim for such distribution support amount in Enron's bankruptcy proceedings. In addition, on April 3, 2002, we announced that we would not make a distribution to our common unitholders for the first quarter of 2002 and we did not make a distribution to our unitholders for the second quarter of 2002. We do not expect to make a distribution to our unitholders in the foreseeable future.

     Claims Against Enron's Bankruptcy Estate. We have several potential claims against Enron's bankruptcy estate and have retained outside counsel to evaluate such claims. We have also filed a claim for rejection damages in the amount of $540.5 million against Enron and certain of its subsidiaries in Enron's bankruptcy proceedings. Any claims made by the Partnership against Enron or an Enron related entity in the Enron bankruptcy proceeding will be subject to the claim allowance procedure provided in the Bankruptcy Code and Bankruptcy Rules. If an objection is lodged, the bankruptcy court would determine the extent to which any such claim is allowed. Generally, if no objection is lodged, claims submitted are treated as allowed claims. The Partnership's claims, to the extent ultimately allowed, most likely will be treated as general unsecured claims and afforded the priority associated therewith. However, due to the early stages of the bankruptcy proceedings, it is impossible at this time to determine the amount of claims that will ultimately be allowed in Enron's bankruptcy proceedings. Consequently, we cannot predict the amounts, if any, that we will collect or the timing of any such collection.

TRANSACTIONS WITH ENRON AND AFFILIATES

     We do not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The General Partner provides such services or obtains such services from third parties and we are responsible for reimbursing the General Partner for substantially all of its direct and indirect costs and expenses. The General Partner entered into an agreement with Enron Pipeline Services Company ("EPSC"), a wholly-owned subsidiary of Enron that is not in bankruptcy, to provide certain operating and administrative services. The General Partner and EPSC are in discussions to terminate this agreement so the General Partner will again provide these services to the Partnership. The General Partner also had an agreement with EGP Fuels Company, a wholly-owned subsidiary of Enron, to provide transition services through December 31, 2001, for the processing of invoices and payments to third parties related to the MTBE Plant and Mont Belvieu Facility. Additionally, through the MLP Partnership Agreement, the General Partner provides services to us including liability and casualty insurance and certain data processing services and employee benefits. Total amounts owed under these agreements were $37.0 million and $36.0 million at June 30, 2002 and December 31, 2001, respectively. All related party transactions in our opinion are no more or less favorable than can be obtained from unaffiliated third parties.


9.   LITIGATION AND OTHER CONTINGENCIES

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

     State of Texas Royalty Suit. We were served on November 9, 1995, with a petition styled The State of Texas, et al. vs. Amerada Hess Corporation, et al. The matter was filed in District Court in Lee County, Texas and involves several major and independent oil companies and marketers as defendants. The plaintiffs are attempting to put together a class action lawsuit alleging that the defendants acted in concert to buy oil owned by members of the plaintiff class in Lee County, Texas, and elsewhere in Texas, at "posted" prices, which the plaintiffs allege were lower than true market prices.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There is not sufficient information in the petition to fully quantify the allegations set forth in the petition, but the General Partner believes that any such claims against us will prove to be without merit. There has been no activity on this matter in several years.

     The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas (Common Purchaser Act Suit). This case was filed on October 23, 1997, in Austin by the Texas Attorney General's office and involves several major and independent oil companies and marketers as defendants. We were served on November 18, 1997. The petition states that the State of Texas brought this action in its sovereign capacity to collect statutory penalties recoverable under the Texas Common Purchaser Act, arising from defendants' alleged willful breach of statutory duties owed to royalty, overriding royalty and working interest owners of crude oil sold to defendants, as well as alleged breach of defendants' common law and contractual duties. The plaintiffs also allege that the defendants have engaged in discriminatory pricing of crude oil. This case appears to be similar to the State of Texas Royalty Suit filed by the State of Texas on November 9, 1995. We recorded a $0.4 million litigation reserve related to this suit in 1998. We and several of the defendants reached a settlement with the State in the Common Purchaser Act Suit in a Settlement Agreement dated August 5, 1999. The settlement was funded to an escrow account in July 1999. Settlement amounts for each defendant were confidential. This settlement disposed of any claims the State may have in the State of Texas Royalty Suit, discussed above, but did not dismiss that case, or fully dismiss the Common Purchaser Act Suit. Also, any severance tax claims the State may have were specifically excluded from this settlement. However, no severance tax claims were asserted in the petition filed by the plaintiffs.

     Assessment for Crude Oil Production Tax from the Comptroller of Public Accounts, State of Texas. We received a letter from the Comptroller's Office dated October 9, 1998, assessing us for severance taxes the Comptroller's Office alleges are due based on a difference the Comptroller's Office believes exists between the market value of crude oil and the value reported on our crude oil tax report for the period of September 1, 1994 through December 31, 1997. The letter states that the action, based on a desk audit of our crude oil production reports, is partly to preserve the statute of limitations where crude oil severance tax may not have been paid on the true market price of the crude oil. The letter further states that the Comptroller's position is similar to claims made in several lawsuits, including the Texas Federal Anti-Trust Suit, in which the Partnership is a defendant. The amount of the assessment, including penalty and interest, is approximately $1.1 million. While the claim is still being reviewed, we believe we should be without liability in this or related matters. There has been no action on this matter since early 1999.

     Export License with United States Department of Commerce. We have applied for and maintained Export Licenses through the U.S. Department of Commerce ("DOC") since 1994. These licenses authorized us to export crude oil to Canada. Each license provided an applicable license quantity and value of merchandise as authorized by the DOC to be exported. The licenses generally covered either a one or two year period. In early 1999, as we were preparing a new license application, we discovered that we had exported more barrels and value than had been authorized by the DOC under our current (and prior) license. Pursuant to
Section 764.5 of the Export Administration Regulations, we filed a Voluntary Disclosure with the DOC on February 5, 1999, giving the DOC notice of these license overruns. We have negotiated a monetary settlement with the DOC of approximately $0.5 million and have accrued the settlement amount. The settlement was signed on July 15, 2002, and requires the monetary settlement to be paid in five installments. The first installment was paid on August 1, 2002, and the final installment is due on October 15, 2003.

     John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001, by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs are seeking damages arising from any contamination of the soil or groundwater since we

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

acquired the pipeline in question. No specific amount of money damages was claimed, and it is not possible to determine any potential exposure to us at this stage of the matter. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claim that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. Additionally, we are asserting claims of gross negligence, fraud and specific performance. On April 5, 2002, we filed an amended cross claim which alleges that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross claim also alleges that various practices employed by Tex-New Mex in the operation of its pipelines constitute gross negligence and willful misconduct and void our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. Due to the early stages of the proceedings, it is not possible to determine the possible outcome of this matter.

     Jerry W. Holmes and Barbara I. Holmes v. EOTT Energy Pipeline Limited Partnership and Texas-New Mexico Pipe Line Company, Cause No. CV43800, In the District Court of Midland County, Texas, 385th Judicial District. This lawsuit was filed on June 21, 2002. The plaintiffs in this suit are the owners of a home in the Kniffen Estates who allege that their water well was contaminated by crude oil. The plaintiffs claim that the alleged crude oil contamination of their water well resulted from the 1992 crude oil release that is the subject of the Kniffen Estates Suit. EOTT has filed a motion to consolidate this lawsuit with the Kniffen Estates Suit. The plaintiffs have not claimed any specific amount of money damages, and, due to the early stages of the proceedings, it is not possible to determine the possible outcome of this matter.

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

     David A. Huettner, et al v. EOTT Energy Partners, L.P., et al, Case No. 1:02 CV-917, In the United States District Court, Northern District of Ohio Eastern Division ("Securities Suit"). This lawsuit was filed on May 15, 2002, for alleged violations of the Securities and Exchange Act of 1934 and common law fraud. The suit was brought by three of our former unitholders who claim that Enron, our General Partner, certain of the officers and directors of Enron and our General Partner and our independent accountants were aware of material misstatements or omissions of information within various press releases, SEC filings and

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

other public statements, and failed to correct the alleged material misstatements or omissions. Plaintiffs maintain that they were misled by our press releases, SEC filings and other public statements when purchasing our common units and were financially damaged thereby. On June 28, 2002, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order that provides for the transfer of this case to the Southern District of Texas for consolidated pretrial proceedings with other lawsuits asserting securities claims against Enron and Arthur Andersen. Due to the recent filing of this lawsuit, we have been unable to thoroughly investigate the validity of the Plaintiff's allegations, but based on management's current knowledge, we believe the allegations are without merit. Our assessment does not indicate that it is probable that a liability has been incurred and therefore, we have not recorded a contingent liability. We can provide no assurances regarding the outcome of this lawsuit, but will continue to gather and analyze new information as it becomes available.

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

     Enron received a request for information from the Environmental Protection Agency ("EPA") under Section 308 of the Clean Water Act, requesting information regarding certain spills and releases from oil pipelines owned or operated by Enron and its affiliated companies for the time period July 1, 1998 to July 11, 2001. The only domestic crude oil pipelines owned or operated by Enron at the time of the request were the Partnership's pipelines. The Partnership's pipelines have been operated by either the General Partner, a wholly owned subsidiary of Enron, or EPSC for the time period in question. At the time the EPA issued the Section 308 request to Enron, EPSC operated the Partnership's pipelines on the Partnership's behalf. The General Partner and Enron Pipeline Services Company retain operator liability for the time period at issue. Enron responded to the EPA's Section 308 request in its capacity as the operator of the pipelines actually owned by the Partnership. The Partnership retains all liability for the pipelines for which an owner would be responsible. In addition to the retention of ownership liability, the Partnership may also be required to indemnify the General Partner and its Affiliates with regard to any environmental changes. Under the terms of the Partnership Agreement, the Partnership is obligated to indemnify the General Partner and its Affiliates (including Enron) for all losses associated with activities undertaken on behalf of the Partnership. This indemnification obligation is limited to actions undertaken in good faith, and may only be satisfied from the Partnership's assets. Enron's bankruptcy does not affect the Partnership's liability as owner of the pipelines, nor does it affect the Partnership's indemnification obligations under the Partnership Agreement. While the Partnership cannot predict the outcome of the EPA's Section 308 review, it may not lead to any finding of environmental liability by any party. Since the outcome of the EPA 308 request is not known, the Partnership is unaware of any potential liability of the Partnership, Enron or its affiliates. However, the Partnership assumes that it is fully responsible as owner for any environmental claims or fines in relation to the pipelines (subject to insurance claims or other third party claims to which the Partnership might be entitled). Consequently, the Partnership does not believe Enron's bankruptcy has a material impact on the Partnership's environmental liability.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In 2001, expenses incurred for spill clean up and remediation costs related to the assets purchased from Tex-New Mex increased significantly. Based on our experience with these assets, we filed an amended cross-claim against Tex-New Mex, as previously discussed, alleging contingent claims for potential remediation issues not yet known to us. We allege that Tex-New Mex failed to report spills, underreported spills, failed to properly respond to leaks in the pipeline and engaged in other activities with regard to the pipeline that may result in future remediation liabilities. We did not include any amounts in our cross-claim. We obtained $20 million in insurance coverage in connection with the acquisition from Tex-New Mex believing that amount would be sufficient to cover remediation requirements along the pipeline for a 10-year period. After 3 years into the term of the insurance policy, approximately eighty percent of the policy amount has been utilized. At June 30, 2002, remaining remediation estimates accrued to clean up the Kniffen Estates spill previously discussed were approximately $1.6 million prior to any insurance recovery. The total estimated environmental liability at June 30, 2002 and December 31, 2001, was $8.3 million and $6.8 million, respectively. A roll forward of the liability is as follows (in millions):

     Environmental reserve at 12/31/01                          $   6.8
     Total expenditures, net of insurance recovery                 (2.5)
     New spills and revisions to remediation estimates              4.0
                                                                -------
     Environmental reserve at 6/30/02                           $   8.3
                                                                =======

We can give no assurance that actual future expenditures will not differ from the amounts currently estimated.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

monitoring and spill cleanup and other remediation costs. In addition, we could be required to spend substantial sums to ensure the integrity of our pipeline systems, and in some cases, we may take pipelines out of service if we believe the costs of upgrades will exceed the value of the pipelines.

     No assurance can be given as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently estimated. In the event of future increases in costs, we may be unable to pass on those increases to our customers.


10.  BUSINESS SEGMENT INFORMATION

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2001 and Notes 2 and 3 included herein. We evaluate the performance of each operating segment based on operating income (loss). We account for intersegment revenue and transfers between North American Crude Oil - East of Rockies, West Coast Operations and Pipeline Operations as if the sales or transfers were to third parties, that is, at current market prices. Intersegment transportation revenues for Pipeline Operations are based on published pipeline tariffs.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)

                                                 NORTH
                                                AMERICAN                                     WEST         CORPORATE
                                                CRUDE OIL      PIPELINE                     COAST            AND
                                                 - EOR        OPERATIONS     LIQUIDS(c)   OPERATIONS      OTHER (b)     CONSOLIDATED
                                               -----------    -----------   -----------   -----------    -----------    -----------
THREE MONTHS ENDED JUNE 30, 2002
Revenue from external customers ............   $ 1,273,136    $     6,831   $    53,678   $    24,951    $        --    $ 1,358,596
Intersegment revenue (a) ...................        12,623         20,631            --            --        (33,254)            --
                                               -----------    -----------   -----------   -----------    -----------    -----------
   Total revenue ...........................     1,285,759         27,462        53,678        24,951        (33,254)     1,358,596
                                               -----------    -----------   -----------   -----------    -----------    -----------
Cost of sales ..............................     1,270,524            356        38,992        21,004        (33,254)     1,297,622
Operating expenses .........................        11,724         11,494         6,911         2,985             --         33,114
Depreciation and amortization-operating ....         1,466          5,173         1,462           485             --          8,586
                                               -----------    -----------   -----------   -----------    -----------    -----------
Gross profit ...............................         2,045         10,439         6,313           477             --         19,274
                                               -----------    -----------   -----------   -----------    -----------    -----------
Operating income (loss) ....................        (3,786)         8,459         6,144           183         (6,054)         4,946
Other expense, net .........................            --             --            --            --        (12,229)       (12,229)
                                               -----------    -----------   -----------   -----------    -----------    -----------
Net income (loss) ..........................        (3,786)         8,459         6,144           183        (18,283)        (7,283)
                                               -----------    -----------   -----------   -----------    -----------    -----------
Depreciation, amortization and impairment
 of assets .................................         2,634          5,173         1,462           485            810         10,564
                                               -----------    -----------   -----------   -----------    -----------    -----------


THREE MONTHS ENDED JUNE 30, 2001
Revenue from external customers ............   $ 2,092,177    $     4,708   $        --   $   160,061    $        --    $ 2,256,946
Intersegment revenue (a) ...................         8,248         27,627            --         9,951        (45,826)            --
                                               -----------    -----------   -----------   -----------    -----------    -----------
   Total revenue ...........................     2,100,425         32,335            --       170,012        (45,826)     2,256,946
                                               -----------    -----------   -----------   -----------    -----------    -----------
Cost of sales ..............................     2,077,086            339            --       165,698        (45,826)     2,197,297
Operating expenses .........................        12,477         10,998            --         3,551             --         27,026
Depreciation and amortization-operating ....         1,498          5,472            --           661             --          7,631
                                               -----------    -----------   -----------   -----------    -----------    -----------
Gross profit ...............................         9,364         15,526            --           102             --         24,992
                                               -----------    -----------   -----------   -----------    -----------    -----------
Operating income (loss) ....................         6,235         13,775            --        (1,442)        (6,203)        12,365
Other expense, net .........................            --             --            --            --         (8,232)        (8,232)
                                               -----------    -----------   -----------   -----------    -----------    -----------
Net income (loss) ..........................         6,235         13,775            --        (1,442)       (14,435)         4,133
                                               -----------    -----------   -----------   -----------    -----------    -----------
Depreciation and amortization ..............         1,498          5,472            --           661            759          8,390
                                               -----------    -----------   -----------   -----------    -----------    -----------

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            NORTH
                                           AMERICAN                                    WEST         CORPORATE
                                           CRUDE OIL      PIPELINE                     COAST           AND
                                            - EOR        OPERATIONS     LIQUIDS(c)    OPERATIONS     OTHER (b)        CONSOLIDATED
                                          -----------    -----------   -----------   -----------    -----------       -----------
SIX MONTHS ENDED JUNE 30, 2002
Revenue from external customers .......   $ 2,410,637    $    12,799   $    90,077   $    54,482    $        --       $ 2,567,995
Intersegment revenue (a) ..............        25,879         42,970            --            --        (68,849)               --
                                          -----------    -----------   -----------   -----------    -----------       -----------
   Total revenue ......................     2,436,516         55,769        90,077        54,482        (68,849)        2,567,995
                                          -----------    -----------   -----------   -----------    -----------       -----------
Cost of sales .........................     2,403,229            684        62,462        47,438        (68,849)        2,444,964
Operating expenses ....................        23,721         21,741        14,689         5,312             --            65,463
Depreciation and amortization-operating         2,918         10,377         2,722           906             --            16,923
                                          -----------    -----------   -----------   -----------    -----------       -----------
Gross profit ..........................         6,648         22,967        10,204           826             --            40,645
                                          -----------    -----------   -----------   -----------    -----------       -----------
Operating income (loss) ...............        (3,536)        19,267         9,742           (42)       (11,681)           13,750
Other expense, net ....................            --             --            --            --        (23,378)          (23,378)
                                          -----------    -----------   -----------   -----------    -----------       -----------
Net income (loss) .....................        (3,536)        19,267         9,742           (42)       (35,059)           (9,628)
                                          -----------    -----------   -----------   -----------    -----------       -----------
Depreciation, amortization and
 impairment of assets .................         4,086         10,377         2,722           906          1,630            19,721
                                          -----------    -----------   -----------   -----------    -----------       -----------




SIX MONTHS ENDED JUNE 30, 2001
Revenue from external customers .......   $ 4,440,649    $    13,062   $        --   $   347,672    $        --       $ 4,801,383
Intersegment revenue (a) ..............        16,667         50,634            --        18,369        (85,670)               --
                                          -----------    -----------   -----------   -----------    -----------       -----------
   Total revenue ......................     4,457,316         63,696            --       366,041        (85,670)        4,801,383
                                          -----------    -----------   -----------   -----------    -----------       -----------
Cost of sales .........................     4,410,120            655            --       356,575        (85,670)        4,681,680
Operating expenses ....................        26,690         20,175            --         7,215             --            54,080
Depreciation and amortization-operating         3,033         10,973            --         1,324             --            15,330
                                          -----------    -----------   -----------   -----------    -----------       -----------
Gross profit ..........................        17,473         31,893            --           927             --            50,293
                                          -----------    -----------   -----------   -----------    -----------       -----------
Operating income (loss) ...............        10,270         28,509            --        (1,455)       (12,462)           24,862
Other expense, net ....................            --             --            --            --        (15,460)          (15,460)
                                          -----------    -----------   -----------   -----------    -----------       -----------
Net income (loss) before cumulative
   effect of accounting change ........        10,270         28,509            --        (1,455)       (27,922)            9,402
                                          -----------    -----------   -----------   -----------    -----------       -----------
Depreciation and amortization .........         3,033         10,973            --         1,324          1,567            16,897
                                          -----------    -----------   -----------   -----------    -----------       -----------


TOTAL ASSETS AT JUNE 30, 2002 .........   $   498,117    $   285,463   $    98,553   $    35,223    $    43,695(c)    $   961,051
                                          -----------    -----------   -----------   -----------    -----------       -----------
TOTAL ASSETS AT DECEMBER 31, 2001 .....       629,199        290,805        85,961        48,091         46,454         1,100,510
                                          -----------    -----------   -----------   -----------    -----------       -----------

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

(c)  The Liquids Operations were acquired on June 30, 2001.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

     The statements in this Quarterly Report on Form 10-Q that are not historical information are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. See in this section, "Recent Events Concerning the Impact of the Bankruptcy of Enron and Certain of Its Subsidiaries, and Related Events," "Liquidity and Capital Resources," and "Outlook" for statements regarding important factors that could cause actual results to differ materially from those in the forward-looking statements herein. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that these are all the factors that could cause actual results to vary materially or that our expectations regarding future developments will prove to be correct.

RECENT EVENTS CONCERNING THE IMPACT OF THE BANKRUPTCY OF ENRON AND CERTAIN OF ITS SUBSIDIARIES, AND RELATED EVENTS

     We are managed by our general partner, EOTT Energy Corp. (the "General Partner"), which is a wholly-owned subsidiary of Enron Corp. ("Enron"). Beginning on December 2, 2001, Enron and certain subsidiaries of Enron filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Neither our General Partner nor we are included in the bankruptcy. However, because of our contractual relationships with Enron and certain of its subsidiaries at the time of the filing of the bankruptcy petition, the bankruptcy has impacted us in various ways, discussed below and in our Annual Report on Form 10-K for the year ending December 31, 2001.

Rejection of Toll Conversion and Storage Agreements with Enron's Subsidiary

     We have also been impacted as a result of the inclusion of Enron Gas Liquids, Inc. ("EGLI"), a wholly-owned subsidiary of Enron, in Enron's bankruptcy. We had in place ten-year toll conversion and storage agreements (the "Toll Conversion and Storage Agreements") with EGLI. On April 2, 2002, the Bankruptcy Court entered a Stipulation and Agreed Order rejecting the Toll Conversion and Storage Agreements (the "Stipulation"), which became final and non-appealable on April 12, 2002. As a result of EGLI's non-performance under these agreements, we incurred a non-cash impairment of approximately $29.1 million in the fourth quarter of 2001 for the write-down of our Toll Conversion and Storage Agreements.

     We have a monetary damage claim against EGLI and Enron as a result of the rejection of the agreements under the Stipulation. Both of these agreements had ten-year terms that were to run through June 30, 2011 and under both of these agreements, EGLI was obligated to make certain mandatory payments to the Partnership through the full terms of the agreements. The Partnership's claim against EGLI is based upon the income stream under both agreements for the remainder of the terms discounted at an aggregate rate. In addition, the Partnership deducted from the claim certain amounts for which the Partnership believed it was appropriate to credit EGLI. In addition, the claim was not reduced by mitigating factors, such as replacement revenues, because the Partnership cannot quantify the exact amount of replacement revenues over the remaining terms of the agreements. The claim will be reduced by replacement revenues to some extent. However, at this time it is impossible to determine the amount of replacement revenues to be generated over the original life of the agreements. Accordingly, the claim filed against EGLI in the Bankruptcy Court on May 12, 2002, resulting

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from EGLI's rejection of the Toll Conversion and Storage Agreements was $540.5 million and the final amount of our claim has not yet been fully determined.

     In addition, Enron guaranteed EGLI's performance under these contracts; however, its guarantee was limited to $50 million under the Toll Conversion Agreement and $25 million under the Storage Agreement. Accordingly, the claim filed against Enron in the Bankruptcy Court resulting from EGLI's rejection of the agreements was $75 million.

Performance Collateral from Enron

     As discussed above, Enron guaranteed payments under the Toll Conversion and Storage Agreements. In addition, EGLI owed us approximately $9 million under the Toll Conversion and Storage Agreements prior to filing for bankruptcy. Pursuant to the Toll Conversion and Storage Agreements, if Enron's credit rating dropped below certain defined levels specified in these agreements, we could request within 5 days of this occurrence for EGLI to post letters of credit. The letters of credit could be drawn upon if EGLI failed to pay any amount owed to us under these agreements. The Toll Conversion Agreement provided that the letter of credit will be in an amount reasonably requested by us, not to exceed $25 million. The Storage Agreement provided that the letter of credit would be in an amount as reasonably requested, but no amount is specified. In late November 2001, Enron's credit rating fell below the ratings specified in these agreements. The letters of credit could be drawn upon by us if EGLI failed to pay any amount owed to us under these agreements. Accordingly, on November 27, 2001, we requested that EGLI post two $25 million letters of credit. In lieu of posting letters of credit, we received a $25 million deposit/performance collateral from EGLI/Enron, against which we recouped the $9 million of outstanding invoices. We currently intend to apply the remaining sum, approximately $16 million, to recoup or offset a portion of our damages as a result of EGLI's rejection of the Toll Conversion and Storage Agreements. The $16 million is reflected as Performance Collateral from Enron Corp in Current Liabilities on the Consolidated Balance Sheet. We also have outstanding accounts payable to EGLI in the amount of approximately $2 million for butane and methanol feedstock we acquired prior to EGLI filing for bankruptcy. We are exploring the possibility of offsetting this $2 million payable against a portion of the damages resulting from EGLI's rejection of the Toll Conversion and Storage Agreements. We are uncertain, however, as to how these issues will be resolved.

Tax and Environmental Indemnities

     We might also incur unexpected losses in the event that Enron fails to indemnify us for certain ad valorem taxes and possible environmental expenditures relating to our hydrocarbon processing facility (the "MTBE Plant") and our liquids storage facility (the "Mont Belvieu Facility").


Cost and Availability of Credit

      As a result of Enron's bankruptcy, we have incurred higher costs in obtaining credit than we have in the past. In addition our trade creditors have been less willing to extend credit to us on an unsecured basis and the amount of letters of credit we have been required to post for our marketing activities has increased significantly. These factors have adversely affected our business. See "Liquidity and Capital Resources" below.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distributions to Our Common Unitholders

     On April 3, 2002, we announced that we would not make a distribution to our common unitholders for the first quarter of 2002. In addition, we did not make a distribution to our unitholders for the second quarter of 2002. Under our amended credit facility, effective April 23, 2002 with Standard Chartered Bank ("Standard Chartered"), we are not permitted to make distributions unless certain conditions are met. We do not expect to make any distributions in the foreseeable future. See "Liquidity and Capital Resources" below.

Claims Against Enron's Bankruptcy Estate

     We have several potential claims against Enron's bankruptcy estate and have retained outside counsel to evaluate such claims. See Note 8 to the Condensed Consolidated Financial Statements. We have also filed a claim for rejection damages of $540.5 million against Enron and certain of its subsidiaries in Enron's bankruptcy proceedings. Any claims made by the Partnership against Enron or an Enron related entity in the Enron bankruptcy proceeding will be subject to the claim allowance procedure provided in the Bankruptcy Code and Bankruptcy Rules. If an objection is lodged, the bankruptcy court would determine the extent to which any such claim is allowed. Generally, if no objection is lodged, claims submitted are treated as allowed claims. The Partnership's claims, to the extent ultimately allowed, most likely will be treated as general unsecured claims and afforded the priority associated therewith. However, due to the early stages of the bankruptcy proceedings, it is impossible at this time to determine the amount of claims that will ultimately be allowed in Enron's bankruptcy proceedings. Consequently, we cannot predict the amounts, if any, that we will collect or the timing of any such collection.


Board of Directors of Our General Partner

     On April 10, 2002, three independent directors joined the board of directors of our General Partner, allowing the General Partner to reconstitute its audit committee (the "Audit Committee"). The General Partner of the MLP restructured its board of directors to reduce the number of directors from seven to five, such that independent directors now constitute a majority of our board of directors. Nevertheless, Enron, as the sole shareholder of our General Partner, may elect and remove directors. In addition to the board restructure, the Board of Directors of our General Partner created a restructuring committee by resolution dated March 13, 2002 (the "Restructuring Committee"). The Restructuring Committee has powers and authority of the board of directors with respect to any restructuring transactions concerning the General Partner or any of its affiliates or the MLP or any of its affiliates. The Restructuring Committee also has the power and authority over the commencement by us of any bankruptcy proceedings under Title 11, which bankruptcy proceedings may only be jointly administered with the Enron bankruptcy in the Bankruptcy Court, and the undertaking of any necessary and appropriate actions in connection with any such bankruptcy proceedings. Any proposed agreement or action, however, must first be submitted to the audit committee and the audit committee must determine that the proposed agreement or transaction is fair and reasonable to the Partnership or the General Partner, as the case may be.


Our General Partner's Operation and General Administration of the Partnership

     We have liabilities of approximately $39.5 million to Enron and its affiliates as of June 30, 2002, including the General Partner, under various agreements. We are exploring possibilities of recouping and/or seeking offset against certain of our claims in the bankruptcy proceeding against our liabilities to Enron and its affiliates, including the General Partner. At this point, however, it is uncertain how these issues will be resolved. See Note 8 to our Condensed Consolidated Financial Statements.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delay in Filing Periodic Reports/Unaudited Annual Financial Statements

     Because of the withdrawal of our former independent accountants, Arthur Andersen LLP, on February 5, 2002, the time necessary to select PricewaterhouseCoopers ("PWC") as our new independent accountants, and the time required for completion of our audit for 2001, we were unable to timely file our Form 10-K Annual Report for the period ending December 31, 2001 ("Form 10-K"). We subsequently filed our Form 10-K on May 31, 2002. Due to the delay in filing our Form 10-K we were unable to timely file our Quarterly Report on Form 10-Q for the period ending March 31, 2002. We subsequently filed our first quarter Form 10-Q on June 19, 2002. In addition, as more fully disclosed in the Form 10-K, financial statements included in the Form 10-K for the years 1999 and 2000 were unaudited. We have requested our current auditors to audit the financial statements for the years 1999 and 2000. We have not yet received a response to this request.

OVERVIEW

     Through our four operating limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Liquids, L.P., we purchase, gather, transport, store, process and resell crude oil, refined petroleum products, natural gas liquids and other related products. Our principal business segments are our North American Crude Oil - East of Rockies, our Pipeline Operations, our Liquids Operations and our West Coast Operations. See Note 10 to our Condensed Consolidated Financial Statements for certain financial information by business segment.

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

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pipeline Operations

     Pipeline revenues and gross profit are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. Transporting crude oil at published pipeline tariffs for our North American Crude Oil - East of Rockies business segment, generates a majority of our pipeline revenues. Approximately 75% of the revenues of our Pipeline Operations business segment are generated from tariffs charged to our North American Crude Oil - East of Rockies business segment and sales of crude oil inventory to our North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of the Pipeline Operations business segment and are addressed in the following discussions of the Pipeline Operations business segment.


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


ACQUISITIONS AND DISPOSITIONS

     In June 2001, we purchased certain liquids processing, storage and transportation assets located in the Texas Gulf Coast region through our wholly-owned subsidiary, EOTT Energy Liquids, L.P. and concurrently entered into ten-year Toll Conversion and Storage Agreements. We paid $117 million in cash to Enron and State Street Bank and Trust Company of Connecticut, National Association, Trustee. The assets held by the Trustee were held under a lease financing arrangement with Enron. Immediately prior to the acquisition, all of the assets were operated by EGP Fuels Company, a wholly-owned subsidiary of Enron.

     Effective June 30, 2001, we sold our West Coast crude oil gathering and blending operations to Pacific Marketing and Transportation LLC ("Pacific") for $14.3 million. We could be required to repay up to $1.5 million of the sale price, subject to a two-year look-back provision regarding average operating results during the period July 1, 2001 through June 30, 2003. Such amount is reflected in Other Current Liabilities in the Consolidated Balance Sheet.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Effective June 1, 2002, we sold our West Coast refined products marketing operations to Trammo Petroleum, Inc. The sales price was not significant.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001.

     We reported a net loss of $7.3 million or $0.25 per diluted unit for the second quarter of 2002 compared to net income of $4.1 million or $0.15 per diluted unit for the second quarter of 2001. The decrease in net income is due to a $7.4 million decrease in operating income and an increase of $3.9 million in interest and financing costs in the second quarter of 2002 compared to the second quarter of 2001. The primary factors affecting operating income are as follows:

     o Lower gross profit of $7.3 million from our North American Crude Oil - East of Rockies business segment. The primary factors affecting gross profit in this segment are:

          -- Reduction in our crude oil marketing activities and lease volumes purchased in the second quarter of 2002 compared to the same period in 2001. The reduction in marketing activities and lease volumes purchased reflects the loss of certain lease and spot barrels as a result of increased requests for credit from our suppliers due primarily to the Enron bankruptcy as well as the overall credit environment in the energy industry. Crude oil lease volumes averaged 287,000 barrels per day ("bpd") in 2002 compared to 369,000 bpd in 2001. Total sales volumes averaged 566,000 bpd in 2002 compared to 875,000 bpd in 2001.

          -- Stronger crude oil market conditions in the second quarter of 2001. Two primary market factors which affect our crude oil marketing business are the forward price spread between field postings and liquid market locations, called P+ and grade differentials (largely represented by the price spread between West Texas Intermediate ("WTI") and West Texas Sour ("WTS") crude oil). P+ averaged $3.30 per barrel in the second quarter of 2002 compared to $2.71 per barrel in the second quarter of 2001. The spread between WTI and WTS crude oil averaged $1.22 per barrel in the second quarter of 2002 compared to $3.81 per barrel in the same period in 2001.

     o We recorded a $1.2 million impairment loss related to a marine facility we own in Louisiana.

     o Lower revenues from our Pipeline Operations of $4.8 million reflecting reduced lease volumes transported by our North American Crude Oil - East of Rockies business segment. Average volumes transported in the second quarter of 2002 were 423,000 bpd compared to 518,000 bpd for the comparable period in 2001. Revenue per barrel was $0.71 per barrel in 2002 compared to $0.69 per barrel in 2001.

     o Operating income of $6.1 million from our Liquids Operations, which were acquired in June 2001.

     o Overall, corporate costs were relatively unchanged. The primary factors contributing to the increased costs were related to Enron's bankruptcy, including accounting and legal costs which were $0.7 million higher and insurance costs which were $0.8 million higher. These costs were offset by a $1.3 million gain on the sale of our two NYMEX seats in the second quarter of 2002.


     The primary factors affecting interest and financing costs are as follows:

     o Facility fees on the credit facilities with Standard Chartered and SCTS are $1.8 million for the second quarter of 2002.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     o Letter of credit costs have increased $1.5 million under the new Credit Facility. Letters of credit outstanding at June 30, 2002 and March 31, 2002 were $275.7 million and $243.5 million, respectively, with fees up to 3%. Letters of credit outstanding at June 30, 2001 and March 31, 2001 were $120.7 million and $108.0 million, respectively, with fees up to .375%

     o Interest on working capital loans increased $0.7 million. Amounts outstanding under financing facilities were $147.1 million and $190.0 million at June 30, 2002 and March 31, 2002, respectively with borrowing rates of LIBOR plus 300 basis points. Amounts outstanding under financing facilities were $270.0 million ($117 million was financed on June 30, 2001 in connection with the Liquids acquisition) and $30.0 million at June 30, 2001 and March 31, 2001 respectively with borrowing rates which ranged from LIBOR plus 75 basis points to LIBOR plus 250 basis points.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001.

     We reported a net loss of $9.6 million or $0.33 per diluted unit for the first half of 2002 compared to net income of $10.5 million or $0.37 per diluted unit for the first half of 2001. We adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, and changed the method of valuing inventory used in our energy trading activities from average cost to fair value effective January 1, 2001 (see Notes 2 and 3 to the Condensed Consolidated Financial Statements). The net cumulative effect of adopting these accounting changes was $1.1 million and is reflected as an increase in net income in the Condensed Consolidated Statements of Operations.

     The decrease in net income, excluding the cumulative effect of the accounting changes, compared to the same period in 2001 is due to an $11.0 million decrease in operating income and an increase of $8.2 million in interest and financing costs in the first half of 2002 compared to the first half of 2001. The primary factors affecting operating income are as follows:

     o    Lower gross profit of $10.8 million from our North American Crude Oil
          - East of Rockies business segment. The primary factors affecting gross profit in this segment are:

          -- Reduction in our crude oil marketing activities and lease volumes purchased in the first half of 2002 compared to the first half of 2001. The reduction in marketing activities and lease volumes purchased reflects the loss of certain lease and spot barrels as a result of increased requests for credit from our suppliers due primarily to the Enron bankruptcy as well as the overall credit environment in the energy industry. Crude oil lease volumes averaged 298,000 bpd in the first half of 2002 compared to 373,000 bpd in 2001. Total sales volumes averaged 604,000 bpd in 2002 compared to 907,000 bpd in 2001.

          -- Stronger crude oil market conditions in the first half of 2001. P+ averaged $3.05 per barrel in the first half of 2002 compared to $3.31 per barrel in the first half of 2001. The spread between WTI and WTS crude oil averaged $1.38 per barrel in the second quarter of 2002 compared to $3.75 per barrel in the same period in 2001.

     o We recorded a $1.2 million impairment loss related to a marine facility we own in Louisiana in the second quarter of 2002.

     o Lower revenues from our Pipeline Operations of $7.9 million reflecting reduced lease volumes transported by our North American Crude Oil - East of Rockies business segment. Average volumes transported in the first half of 2002 were 431,000 bpd compared to 524,000 bpd for the comparable period in 2001. Revenue per barrel was $0.71 per barrel in 2002 compared to $0.67 per barrel in 2001.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     o Operating expenses for our Pipeline Operations increased approximately $1.0 million which is primarily attributable to higher environmental costs.

     o Operating income of $9.7 million from our Liquids Operations which were acquired in June 2001.

     o Corporate costs increased approximately $0.8 million. The primary factors contributing to the increased costs related to Enron's bankruptcy and included accounting and legal costs which were $1.0 million higher and insurance costs which were $1.0 million higher. These costs were offset by a $1.1 million settlement of an insurance claim in the first quarter of 2002 and a $1.3 million gain on the sale of our two NYMEX seats in the second quarter of 2002.

     o Operating income from our West Coast operations increased $1.5 million due to the sale of the West Coast gathering and marketing business in June 2001.

     The primary factors affecting interest and financing costs are as follows:

     o Facility fees on the credit facilities with Standard Chartered and SCTS are $3.5 million for the first half of 2002.

     o Letter of credit costs have increased $2.4 million under the new Credit Facility. Letters of credit outstanding at June 30, 2002 and December 31, 2001 were $275.7 million and $196.1 million, respectively, with fees up to 3%. Letters of credit outstanding at June 30, 2001 and December 31, 2000 were $120.7 million and $103.3 million, respectively, with fees up to .375%.

     o Interest on working capital loans increased $2.1 million. Amounts outstanding under financing facilities were $147.1 million and $182.5 million at June 30, 2002 and December 31, 2001, respectively, with borrowing rates of LIBOR plus 300 basis points. Amounts outstanding under financing facilities were $270.0 million ($117 million financed on June 30, 2001 for Liquids acquisition) and $45 million at June 30, 2001 and December 31, 2000, respectively, with borrowing rates which ranged from LIBOR plus 75 basis points to LIBOR plus 250 basis points.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected financial data for EOTT's business segments are summarized below, in millions:

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                            ----------------------      ----------------------
                                                              2002          2001          2002          2001
                                                            --------      --------      --------      --------
Revenues:
   North American Crude Oil - East of Rockies .........     $1,285.7    $   2100.4      $2,436.5      $4,457.3
   Pipeline Operations ................................         27.5          32.3          55.8          63.7
   West Coast Operations ..............................         25.0         170.0          54.5         366.1
   Liquids Operations .................................         53.7            --          90.1            --
   Intersegment Eliminations ..........................        (33.3)        (45.8)        (68.9)        (85.7)
                                                            --------      --------      --------      --------
   Total ..............................................     $1,358.6      $2,256.9      $2,568.0      $4,801.4
                                                            ========      ========      ========      ========

Gross profit:
   North American Crude Oil - East of Rockies  (1) ....     $    2.1      $    9.4      $    6.7      $   17.5
   Pipeline Operations ................................         10.4          15.5          23.0          31.9
   West Coast Operations ..............................          0.5           0.1           0.8           0.9
   Liquids Operations .................................          6.3            --          10.2            --
                                                            --------      --------      --------      --------
   Total ..............................................     $   19.3      $   25.0      $   40.7      $   50.3
                                                            ========      ========      ========      ========

Operating income (loss):
   North American Crude Oil - East of Rockies  (1) ....     $   (3.8)     $    6.3      $   (3.5)     $   10.3
   Pipeline Operations ................................          8.5          13.8          19.3          28.5
   West Coast Operations ..............................          0.2          (1.5)           --          (1.5)
   Liquids Operations .................................          6.1            --           9.7            --
   Corporate and Other ................................         (6.1)         (6.3)        (11.7)        (12.5)
                                                            --------      --------      --------      --------
   Total ..............................................     $    4.9      $   12.3      $   13.8      $   24.8
                                                            ========      ========      ========      ========

(1) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from the Pipeline Operations segment. Intersegment costs from the Pipeline Operations were $20.6 million and $43.0 million for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2001, intersegment costs from the Pipeline Operations segment were $27.6 million and $50.6 million, respectively.


THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001.

     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had an operating loss of $3.8 million for the second quarter of 2002 compared to operating income of $6.3 million for the same period in 2001. Gross profit decreased $7.3 million from $9.4 million in the second quarter of 2001 to $2.1 million in the second quarter of 2002 due primarily to: the stronger crude oil market conditions in the second quarter of 2001; reductions in our marketing activities and lease volumes purchased in the second quarter of 2002 due to increased requests for credit from our suppliers primarily as a result of the Enron bankruptcy (our ability to respond to which is currently limited by our existing credit capacity); and sales of linefill inventory in 2001 previously held in a third party pipeline, which was taken out of service, for approximately $2.0 million. P+ averaged $3.30 per barrel and $2.71 per barrel for the quarter ended June 30, 2002 and 2001, respectively. The spread between WTI and WTS averaged $1.22 per barrel and $3.81 per barrel for the quarter ended June 30, 2002 and 2001, respectively. Operating expenses were relatively unchanged between the comparable periods. Intersegment costs charged by our Pipeline Operations segment were $20.6 million and $27.6 million for the three months ended June 30, 2002 and 2001, respectively. In addition, we recorded a $1.2 million impairment charge related to a marine facility we own in Louisiana.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pipeline Operations: Operating income from our Pipeline Operations declined $5.3 million to $8.5 million for the second quarter of 2002 compared to $13.8 million for the same period in 2001. Revenues for the second quarter of 2002 decreased $4.8 million from $32.3 million in the second quarter of 2001 to $27.5 million in the second quarter of 2002 due primarily to a decline of volumes being transported by our North American Crude Oil - East of Rockies segment discussed above. Pipeline volumes averaged 423,000 barrels per day for the three months ended June 30, 2002 as compared to 518,000 barrels per day for the same period in 2001. Approximately $20.6 million and $27.6 million of revenues for the three months ended June 30, 2002 and 2001, respectively, were generated primarily from tariffs charged to the North American Crude Oil - East of Rockies segment and sales of crude oil inventory to our North American Crude Oil - East of Rockies segment. Operating expenses, including depreciation and amortization, of $18.4 million for the second quarter of 2002 were $0.2 million higher compared to the second quarter of 2001 due primarily to higher operating and maintenance costs of $0.1 million and higher environmental costs of $0.3 million offset by lower amortization costs of $0.2 million.

     Liquids Operations. Our Liquids Operations had operating income of $6.1 million for the second quarter of 2002. MTBE equivalent sales volumes from the MTBE Plant averaged 14,600 barrels per day in the second quarter of 2002 at an average margin of $0.28 per gallon. Until the Storage Agreement was rejected by EGLI in April 2002, we could not seek customers for our Storage Facility. We are currently in the process of obtaining new customers, however, it will probably take at least a year to get the Mont Belvieu Facility back to historically normal storage levels.

     West Coast Operations: West Coast Operations had operating income of $0.2 million for the second quarter of 2002, compared to an operating loss of $1.5 million for the same period in 2001 primarily due to the sale of the crude oil operations in June 2001.

     Corporate and Other: Corporate and Other costs were $6.1 million for the second quarter of 2002 compared to $6.3 million in the second quarter of 2001. The decrease is due primarily to a gain on the sale of NYMEX seats of $1.3 million in the second quarter of 2002 offset by higher legal and accounting costs (up $0.6 million and $0.1 million, respectively), due to the change in auditors and attorneys associated with the Enron bankruptcy, as well as an increase in insurance costs of $0.8 million as compared to the second quarter of 2001.

     Interest and related charges, net in the second quarter of 2002 were $12.4 million compared to $8.5 million for the same period in 2001. The increase is due to higher average short-term debt required to finance contango crude oil inventories and the Liquids assets acquired in June 2001 ($0.7 million) and increased letter of credit costs and facility fees under the credit facilities ($3.3 million).


SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30,2001

     North American Crude Oil - East of Rockies: The North American Crude Oil - East of Rockies segment had an operating loss of $3.5 million for the first half of 2002 compared to operating income of $10.3 million for the same period in 2001. Gross profit decreased $10.8 million from $17.5 million in the first half of 2001 to $6.7 million in the first half of 2002 due primarily to: the strong crude oil market conditions in the first quarter of 2001; reductions in our marketing activities and lease volumes purchased in 2002 due to increased requests for credit from our suppliers primarily as a result of the Enron bankruptcy (our ability to respond to which is currently limited by our existing credit capacity); and higher environmental costs of $0.6 million. P+ averaged $3.05 per barrel in the first half of 2001 compared to $3.31 per barrel in the first half of 2001. The

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

spread between WTI and WTS crude oil averaged $1.38 per barrel in the first half of 2002 compared to $3.75 per barrel in the first half of 2001. Crude oil lease volumes averaged 298,000 barrels per day for the six months ended June 30, 2002 compared to an average of 373,300 barrels per day for the six months ended June 30, 2001. The decline in lease volumes is attributable to the elimination of certain low margin crude oil lease volumes in the first half of 2001 and the loss of lease volumes resulting from increased requests for credit from our suppliers starting in late 2001 as a result of the Enron bankruptcy. These decreases were offset by reductions in employee related costs ($2.2 million) and lower operating and maintenance costs for our fleet operations ($0.6 million). Intersegment costs charged by our Pipeline Operations segment were $43.0 million and $50.6 million for the six months ended June 30, 2002 and 2001, respectively.

     Pipeline Operations: Operating income from our Pipeline Operations declined $9.2 million to $19.3 million for the first half of 2002 compared to $28.5 million for the same period in 2001. Revenues for the first half of 2002 decreased $7.9 million from $63.7 million in the first half of 2001 to $55.8 million in the first half of 2002 due primarily to a decline of volumes being transported by our North American Crude Oil - East of Rockies segment discussed above. Pipeline volumes averaged 431,000 barrels per day for the six months ended June 30, 2002 as compared to 524,000 barrels per day for the same period in 2001. Approximately $43.0 million and $50.6 million of revenues for the six months ended June 30, 2002 and 2001, respectively, were generated primarily from tariffs charged to the North American Crude Oil - East of Rockies segment and sales of crude oil inventory to our North American Crude Oil - East of Rockies segment. Operating expenses, including depreciation and amortization, of $35.6 million for the first half of 2002 were $1.1 million higher compared to the first half of 2001 due primarily to higher employee expenses ($0.4 million) and environmental costs ($0.9 million) offset by lower amortization costs ($0.5 million).

     Liquids Operations. Our Liquids Operations had operating income of $9.7 million for the first half of 2002. In the first quarter of 2002, the MTBE Plant was taken out of service for approximately one month due to the scheduled turnaround. During the turnaround of the MTBE Plant, we did not generate revenues to cover fixed operating expenses of the facility; however, the margins (difference between the costs of feedstocks and the sales price of MTBE, less any transportation costs) during the remainder of the first quarter were higher than historically at that time of year. MTBE equivalent sales volumes from the MTBE Plant averaged 12,400 barrels per day in the first six months of 2002, and were lower than normal due to the turnaround. MTBE margin averaged $0.30 per gallon, which was lower than we anticipated as generally margins for MTBE will be higher during the spring and summer, when the demand for reformulated gasoline is higher. Until the Storage Agreement was rejected by EGLI in April 2002, we could only charge an administrative fee to EGLI of approximately $0.5 million per month related to the Storage Agreement. We are currently in the process of obtaining new customers for the Storage Facility; however, it will probably take at least a year to get the Mont Belvieu Facility back to normal storage levels.

     West Coast Operations: West Coast Operations were break even for the first half of 2002, compared to an operating loss of $1.5 million for the same period in 2001 primarily due to the sale of the crude oil operations in June 2001.

     Corporate and Other: Corporate and Other costs were $11.7 million for the first half of 2002 compared to $12.5 million in the first half of 2001. The decrease is due primarily to settlement of an insurance claim for $1.1 million in the first quarter of 2002 and a gain on the sale of NYMEX seats for $1.3 million in the second quarter of 2002 offset by higher legal and accounting costs (up $0.8 million and $0.2 million respectively) due to the change in auditors and attorneys as well as a $1.0 million increase in insurance costs as compared to the first half of 2001.

     Interest and related charges, net in the first half of 2002 were $23.6 million compared to $15.4 million for the same period in 2001. The increase is due to higher average short-term debt required to finance

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

contango crude oil inventories and the Liquids assets acquired in June 2001 ($2.1 million), and increased letter of credit costs and facility fees under the credit facilities ($5.9 million).

LIQUIDITY AND CAPITAL RESOURCES

General

     We anticipate that our working capital requirements, including sustaining capital expenditures for the foreseeable future, will be funded primarily by cash generated from operations and our credit facility, inventory repurchase agreement and receivables agreement, as amended and extended in April 2002. See further discussion of our liquidity in "Outlook". The bankruptcy of Enron and certain of its subsidiaries has had a significant impact on our financing alternatives. For further detail, see "Working Capital and Credit Resources" below.

Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $66.0 million for the first six months of 2002 compared to net cash used in operating activities of $49.5 million for the same period in 2001. Cash provided from operations in the first half of 2002 primarily reflects a $63.0 million increase in cash caused primarily by sales of crude oil inventory during the second quarter of 2002 when the crude oil market moved into backwardation. Cash used in operations in the first half of 2001 reflects a $73.0 million use of cash as a result of an increase in inventory due to crude oil being stored as a result of market conditions shifting from backwardation to contango in March 2001.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $22.7 million for the first six months of 2002 compared to $112.3 million for the same period in 2001. Cash additions to property, plant, and equipment and turnaround costs of $24.2 million in 2002 primarily include $13.6 million related to expansion capital projects and $6.5 million related to the turnaround of the MTBE Plant. Proceeds from asset sales were $1.4 million in the first half of 2002 compared to $16.7 million ($14.3 million from the sale of our West Coast crude operations) in the first half of 2001. Cash used in investing activities during the first half of 2001 primarily reflects the acquisition of the Liquids assets on June 30, 2001, partially offset by proceeds from the sale of our West Coast crude oil operations on June 30, 2001.

Cash Flows From Financing Activities

     Net cash used in financing activities totaled $40.1 million for the first six months of 2002 compared to $148.4 million provided by financing activities during the same period in 2001. The 2002 amount primarily reflects decreases in short term borrowings under the Credit Facility and reductions in repurchase agreements under the Inventory Repurchase Agreement. The 2001 amount reflects an increase in repurchase agreement borrowings offset by distributions to unitholders. The decline in distributions to unitholders during the first half of 2002 compared to the same period in 2001 reflects the reduced distribution of $0.25 per unit for the fourth quarter of 2001 (paid in the first quarter of 2002) and the elimination of our distribution for the first quarter of 2002.

Working Capital and Credit Resources

     EOTT has agreements with Standard Chartered Bank ("Standard Chartered") and Standard Chartered Trade Services Corporation ("SCTS") which provide up to an aggregate of $500 million of working capital loans, letters of credit, receivables financing and commodity repurchase funding comprised of the following:

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

     The Credit Facility includes covenants and restrictions primarily related to distributions to unitholders, amount of permitted expansion capital and specified quarterly amounts for earnings before interest, depreciation and amortization, net income and tangible net worth. Distributions to unitholders will not be permitted under the Credit Facility until all of the following occur: (i) we permanently reduce our aggregate obligations to Standard Chartered and SCTS to an amount not exceeding $300 million; (ii) our consolidated net worth is $10 million greater than our consolidated net worth as of January 31, 2002, excluding any non-cash asset write-downs incurred after January 31, 2002; and (iii) we resolve certain claims (trade and other payables) of Enron and its affiliates against us related to Enron's bankruptcy proceedings. See Note 8 to the Condensed Consolidated Financial Statements. At June 30, 2002, we had not met any of these conditions.

     At June 30, 2002, we were in technical violation of the negative covenants relating to consolidated net income, consolidated earnings before interest, taxes and depreciation and consolidated net worth. The violation of these covenants is principally due to the lower operating income associated with our crude marketing and transportation business, lower operating income from the MTBE Facility and higher corporate costs related to the Enron bankruptcy. Standard Chartered has agreed to a limited forbearance until September 16, 2002, which allows time for us to discuss with Standard Chartered possible modifications of the Credit Facility.

     At June 30, 2002 and December 31, 2001, we had $275.7 million and $196.1 million, respectively, in letters of credit outstanding and short-term borrowings of $22.1 million and $40 million, respectively, outstanding under the Credit Facility.

     At June 30, 2002, we had an outstanding repurchase amount of $75.0 million under our Inventory Repurchase Agreement. Pursuant to the Inventory Repurchase Agreement, which had terms of thirty-one days, we repurchased the crude oil inventory on July 22, 2002 for approximately $75.3 million. At December 31, 2001, we had outstanding repurchase agreements of approximately $100 million.

     As of June 30, 2002 and December 31, 2001, $50 million and $42.5 million, respectively, of receivables had been transferred under the Receivables Agreement. In the first quarter of 2001, we accounted for these

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

transactions as a sale under the provisions of SFAS No. 125. These transactions did not qualify as sales under SFAS No. 140 and therefore are accounted for as financings at June 30, 2002 and December 31, 2001.

     As a result of Enron's bankruptcy, some of our trade creditors have been less willing to extend credit to us on an unsecured basis and the amount of letters of credit we have been required to post increased from $196.1 million at December 31, 2001 to $275.7 million at June 30, 2002. Subsequent to year-end, due to the impacts of the Enron bankruptcy as well as the rise in crude oil prices, we have had to reduce our marketing activities due to the availability of credit support under the Credit Facility.

     Our ability to obtain letters of credit to support our purchases of crude oil is fundamental to our gathering and marketing activities. Subsequent to the Enron bankruptcy filing, our trade creditors have been less willing to extend credit to us on an unsecured basis and we have had to significantly reduce our marketing activities due to the amount of credit support available under the Credit Facility. We can give no assurance that we will not be required to further reduce or restrict our gathering and marketing activities because of limitations on our ability to obtain credit support and financing for our working capital needs. Any significant decrease in our financial strength, regardless of the reason for such decrease, may also increase the number of transactions requiring letters of credit or other financial support, may make it more difficult for us to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect our ability to maintain our level of purchasing and marketing activities or otherwise adversely affect our profitability. See further discussion of our liquidity in "Outlook".

     Under the Partnership Agreement, it is intended that we distribute 100% of our Available Cash within 45 days after the end of each quarter to unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash disbursements and net changes to reserves. The full definition of Available Cash is set forth in the MLP's Partnership Agreement and amendments thereto, which have been filed as exhibits with the SEC. From Available Cash, we are required to make a minimum quarterly distribution ("MQD") to the General Partner and the holders of our common units. The MQD is currently measured at $0.475 per common unit, distributed 98.02% to the holders of our common units and 1.98% to our General Partner. If we fail to make the entire minimum distribution in any quarter, the part of distribution not made is accounted for as an "arrearage." If, in any quarter, we have Available Cash in excess of the MQD, we are required to make the MQD and then repay the arrearage to holders of our common units, before making a distribution to the holders of the subordinated units or the Additional Partnership Interests ("APIs").

     Under a Support Agreement with Enron, Enron committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million in exchange for APIs. The distribution for the fourth quarter of 2001 of $0.25 per common unit was lower than the MQD amount of $0.475 per common unit. Enron did not pay the fourth quarter distribution shortfall of $0.225 per common unit. We expect to make a claim for the distribution support amount of $4.2 million through the Enron bankruptcy proceedings. See further discussion in
Note 8 to the Condensed Consolidated Financial Statements.

     On April 3, 2002, we suspended the distribution to unitholders for the first quarter of 2002 and we did not make a distribution to our unitholders for the second quarter of 2002. We do not expect to make any distributions to our unitholders in the foreseeable future.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from those estimates. Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. The critical accounting policies that we have identified are discussed below.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment. Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. The adoption of SFAS No. 142 had no effect on our financial statements. At June 30, 2002 and December 31, 2001, we have $7.4 million of net goodwill in Other Assets.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Certain provisions of SFAS No. 145 are effective for transactions occurring after or financial statements issued after May 15, 2002. The adoption of SFAS No. 145 had no effect on our financial statements.

     In June 2002, the FASB reached a concensus on certain issues raised in Emerging Issues Task Force ("EITF) Issues. No. 02-3. The concensus requires mark-to-market gains and losses on energy trading contracts to be shown net in the income statement whether or not these contracts are settled physically as well as disclosures of gross transaction volumes for contracts that are physically settled. This provision in EITF 02-3 is effective for financial statements ending after July 15, 2002 and comparative financial statements will be

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reclassified to conform to the new presentation. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values and descriptions of methods and assumptions used to estimate fair value are also required. These additional disclosures are effective for financial statements issued for fiscal years ending after July 15, 2002.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred whereas under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value will be used to initially determine the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.


OUTLOOK

     Enron's financial deterioration and related bankruptcy filings have adversely impacted us in various ways. As discussed in detail in our Annual Report on Form 10-K, there are a number of Enron matters, including the fact that Enron still owns the General Partner of the Partnership, that we have been working on to resolve over the past several months. To date, we have not been able to reach any agreements with Enron and we do not anticipate resolution of these issues in the near future. As a result, we are taking additional steps and evaluating alternatives to address the significant impact our relationship with Enron and the related effects of Enron's bankruptcy is having on our business.

     Restructuring Initiatives - The Restructuring Committee of EOTT Energy Corp. continues to explore alternatives related to the restructuring process, which includes settlement of issues between Enron and EOTT. In this regard, we have retained Glass and Associates to oversee and manage the restructuring process.

     Business - Our overall business continues to be adversely affected by continuing credit concerns and other factors related to the Enron bankruptcy.

     o Crude Oil Marketing - We expect continued pressure on our gross profits. The impact of increased requirements for letters of credit following the Enron bankruptcy as well as our affiliation with Enron will continue to have a negative impact on lease volumes and marketing opportunities as we are currently utilizing nearly all of our credit capacity. In addition, lease crude oil volumes continue to decline slightly due to competition and field depletion.

     o Crude Oil Pipeline - Pipeline volumes are highly dependent on our crude oil marketing business. We are actively marketing our pipeline capacity to new shippers and have mitigated the decline of volumes on our pipeline system even though we did not purchase the relevant lease barrels. In addition, increased volumes are expected in Mississippi since the completion of a major construction project on August 1, 2002. Costs related to our pipeline systems, which are operated by Enron Pipeline Services Company, have been higher than expected due to ongoing work to decommission certain pipeline segments and the revision of estimates of future environmental remediation costs. We anticipate that these costs will be lower starting in the fourth quarter of 2002 as pipelines are decommissioned, reflecting the benefits of our pipeline integrity program.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     o Liquids - MTBE margins continue to be below expectations and are expected to be in the range of $0.15 to $0.20 per gallon for the remaining portion of 2002. Volumes were impacted in July 2002 due to the unanticipated shut-down of the MTBE Plant required to repair a mechanical problem. For the third quarter, volumes are expected to be approximately 14,700 barrels per day, the same level as the second quarter. We expect increased throughput in our Mont Belvieu Facility for the third quarter due to success in attracting new customers.

     Liquidity - Our $300 million working capital facility has a $40 million sublimit available for loans. As of July 31, we had utilized $262 million for letters of credit and $23 million for loans. The repurchase and receivable facilities were fully utilized against available collateral. All significant expansion capital expenditure projects have been completed and are operational. We have working capital requirements for the second half of 2002 of $8 to $10 million for maintenance expenditures and our semi-annual interest payment of $13 million related to the 11% senior unsecured bonds is due on October 1, 2002. We did not meet the financial targets for the second quarter set forth in our Credit Facility. Standard Chartered has agreed to a limited forbearance until September 16, 2002, which we believe will allow time for us to discuss with Standard Chartered possible modifications of the Credit Facility. We will be required to restructure our credit facilities in order to meet our near term liquidity requirements.

     In order for our liquidity to improve, we must achieve one or more of the following: 1) decrease our cost of operations; 2) complete a sale of assets; 3) restructure the credit facilities and debt of the Partnership; 4) obtain equity capital; or 5) complete a reorganization of the Partnership. We have targeted cost cutting measures to reduce annual operating costs by approximately $20 million with current implementation plans achieving approximately one half of the targeted amount. We continue to evaluate potential asset sales, however, there are currently no definitive agreements in place concerning the sale of any of our assets. Certain actions would require resolution of the Enron issues.

     Outlook Summary - Management, the Restructuring Committee and the Board of Directors will continue to vigorously pursue the resolution of our financial and operating issues, including resolution of the Enron matters. We are currently doing as much business as we can under our existing credit facilities. We have fewer trading partners than we did before the Enron bankruptcy and we have had to limit the amount of business we do because of our credit constraints.

     Unless significant progress is made with respect to the following matters, we will not have sufficient liquidity to satisfy our financial obligations:

     o Restructure our credit facilities or obtain an additional forbearance from Standard Chartered by September 16, 2002;

     o Restructure our debt to reflect the current level of operating cash flows;

     o Increase our liquidity by some combination of a sale of assets, decreasing costs and increasing net revenue sufficiently to substantially improve cash from operations.


Additionally, we must resolve the outstanding issues with Enron sufficiently to permit us to begin operating as an entity unrelated to Enron and thus enable us to re-establish our market credibility.

Although we are evaluating strategies and alternatives for the items discussed above, we cannot make any assurance that any of these events will occur.

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

     The following table illustrates the value at risk for commodity price risk (in millions):

                                                      June 30,          December 31,
                                                        2002                2001
                                                    -------------      ---------------
Commodity price  (1)........................          $ 0.3                 $  1.3

(1) The above value at risk amount represents financial derivative commodity instruments, primarily commodity futures contracts, entered into to hedge future physical crude oil purchase commitments. The commitments to purchase physical crude oil have not been included in the above value at risk computation.

(2) At June 30, 2002, we had crude oil future contracts to purchase 2.1 million barrels of crude oil and to sell 2.5 million barrels of crude oil, with the majority of these contracts maturing in the second quarter of 2002. At December 31, 2001, we had crude oil future contracts to purchase 2.6 million barrels of crude oil and to sell 3.8 million barrels of crude oil, with the majority of these contracts maturing in the first quarter of 2002.


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

                           EOTT ENERGY PARTNERS, L.P.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table indicates fair values and changes in fair value for the quarter ended June 30, 2002 (in thousands):

     Fair value of contracts at January 1, 2002                      $  (5,597)
     Change in realized and unrealized value                             7,956
     Fair value of new contracts entered into during 2002               (1,067)
                                                                     ---------
     Fair value of contracts at June 30, 2002*                       $   1,292
                                                                     =========


* Approximately $0.5 million of the fair value gain at June 30, 2002 relates to physical sales transactions or sales transactions on the NYMEX entered into to hedge physical inventory. The change in fair value of inventory is not included in the table above.


                    FAIR VALUE OF CONTRACTS AT JUNE 30, 2002

                                                         Maturity greater than
                                        Maturity of 90   90 days but less than
Source of Fair Value                     days or less         one year             Total Fair Value
--------------------                     ------------    ---------------------     ----------------
Prices Actively Quoted                     $ 2,809              $   629              $ 3,438

Prices Provided by other
External Source*                            (1,599)                (547)              (2,146)
                                           -------              -------              -------

Total                                      $ 1,210              $    82              $ 1,292
                                           =======              =======              =======


* In determining the fair value of certain contracts, adjustments may be made to published posting data, for location differentials and quality basis adjustments.

                           PART II. OTHER INFORMATION

                           EOTT ENERGY PARTNERS, L.P.



ITEM 1. Legal Proceedings

     See Part I. Item 1, Note 9 to the Condensed Consolidated Financial Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.
     Exhibit  3.1  Restated Certificate of Incorporation of EOTT Energy Corp.
     Exhibit  3.2  Amended Bylaws of EOTT Energy Corp.
     Exhibit 10.1 Standard Chartered Bank Limited Forbearance Letter dated August 13, 2002
     Exhibit 99.1  Section 906 Certification for Dana R. Gibbs
     Exhibit 99.2  Section 906 Certification for Lawrence Clayton, Jr.

(b) Reports on Form 8-K.


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



                                       EOTT ENERGY PARTNERS, L.P.
                                       (A Delaware Limited Partnership)

Date:    August 14, 2002                By:  EOTT ENERGY CORP. as
                                             General Partner


                                                  /s/     LORI L. MADDOX
                                       ----------------------------------------
                                       Lori L. Maddox
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
 3.1     Restated Certificate of Incorporation of EOTT Energy Corp.

 3.2     Amended Bylaws of EOTT Energy Corp.

10.1     Standard Chartered Limited Forbearance Letter dated
         August 13, 2002

99.1     Section 906 Certification for Dana R. Gibbs

99.2     Section 906 Certification for Lawrence Clayton, Jr.