Form 10-Q
period 2002-09-30
EOTT ENERGY PARTNERS LP
filed 2002-11-15
CIK 917464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-12872


                           EOTT ENERGY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


              Delaware                                   76-0424520
--------------------------------------      ------------------------------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)


 2000 West Sam Houston Parkway South,
              Suite 400
           Houston, Texas                                   77042
----------------------------------------    ------------------------------------
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

                           EOTT ENERGY PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
                                       PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Statements of Operations (Unaudited) -
      Three Months Ended September 30, 2002 and 2001
      and Nine Months Ended September 30, 2002 and 2001..................................................3

   Condensed Consolidated Balance Sheets (Unaudited) -
      September 30, 2002 and December 31, 2001...........................................................4

   Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months Ended September 30, 2002 and 2001......................................................5

   Condensed Consolidated Statement of Partners' Capital (Unaudited) -
      Nine Months Ended September 30, 2002...............................................................6

   Notes to Condensed Consolidated Financial Statements (Unaudited) .....................................7

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................................30

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................54

ITEM 4.  Controls and Procedures........................................................................55

                                       PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................................................56

ITEM 3.  Defaults Upon Senior Securities................................................................56

ITEM 6.  Exhibits and Reports on Form 8-K...............................................................56

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -----------------------------  ----------------------------
                                                          2002           2001           2002            2001
                                                     -------------   -------------  -------------  -------------
Operating Revenue (Note 2).........................  $     103,001   $      90,610  $     304,045  $     239,383

Cost of Sales......................................         51,153          12,577        129,166         41,647
Operating Expenses.................................         39,621          38,369        105,084         92,449
Depreciation and Amortization-operating............          8,459           8,847         25,382         24,177
                                                     -------------   -------------  -------------  -------------

Gross Profit.......................................          3,768          30,817         44,413         81,110
                                                     -------------   -------------  -------------  -------------

Selling, General and Administrative Expenses.......         16,703          12,331         42,936         36,478
Depreciation & Amortization-corporate/other........            823             751          2,453          2,318
Other (income) expense.............................           (186)            318         (2,322)            35
Impairment of Assets (Note 6)......................             -               -           1,168             -
                                                     -------------   -------------  -------------  -------------

Operating Income (Loss)............................        (13,572)         17,417            178         42,279
                                                     -------------   -------------  -------------  -------------

Interest Expense and Related Charges...............        (12,891)        (10,066)       (36,577)       (26,266)
Interest Income....................................             17             390            100          1,202
Other, net.........................................           (171)           (378)            54           (450)
                                                     -------------   -------------  -------------  -------------

Net Income (Loss) Before Cumulative
   Effect of Accounting Change.....................        (26,617)          7,363        (36,245)        16,765

Cumulative Effect of Accounting Change.............             -               -              -           1,073
                                                     -------------   -------------  -------------  -------------

Net Income (Loss)..................................  $     (26,617)  $       7,363  $     (36,245) $      17,838
                                                     =============   =============  =============  =============
Basic Net Income (Loss) Per Unit (Note 5)
   Common..........................................  $       (0.18)  $        0.26  $       (0.19) $        0.64
                                                     =============   =============  =============  =============
   Subordinated....................................  $       (2.43)  $        0.26  $       (3.42) $        0.64
                                                     =============   =============  =============  =============

Diluted Net Income (Loss) Per Unit.................  $       (0.92)  $        0.26  $       (1.25) $        0.64
                                                     =============   =============  =============  =============
Number of Units Outstanding
   for Diluted Computation ........................         27,476          27,476         27,476         27,476
                                                     =============   =============  =============  =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           2002           2001
                                                                                      -------------  --------------
                                 ASSETS
Current Assets
    Cash and cash equivalents.......................................................  $       3,669  $        2,941
    Trade and other receivables, net of allowance for doubtful
       accounts of $1,210 and $ 1,225, respectively.................................        391,184         495,896
    Inventories (Note 3)............................................................         19,492          89,685
    Other ..........................................................................         25,009          31,650
                                                                                      -------------  --------------
    Total current assets............................................................        439,354         620,172
                                                                                      -------------  --------------

Property, Plant & Equipment, at cost................................................        671,351         656,993
    Less: Accumulated depreciation..................................................        208,542         191,118
                                                                                      -------------  --------------
       Net property, plant & equipment..............................................        462,809         465,875
                                                                                      -------------  --------------

Other Assets, net of amortization...................................................         18,745          14,463
                                                                                      -------------  --------------

Total Assets........................................................................  $     920,908  $    1,100,510
                                                                                      =============  ==============

                    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Trade accounts payable .........................................................  $     414,110  $      532,235
    Accrued taxes payable...........................................................         11,006           8,846
    Short-term borrowings (Note 7)..................................................         32,000          40,000
    Repurchase agreements (Note 7)..................................................         75,000         100,000
    Receivable financing (Note 7)...................................................         50,000          42,500
    Payable to Enron Corp. & affiliates, net........................................         39,346          37,681
    Performance collateral from Enron Corp. ........................................         15,829          15,829
    Other...........................................................................         32,083          35,817
                                                                                      -------------  --------------
       Total current liabilities....................................................        669,374         812,908
                                                                                      -------------  --------------

Long-Term Liabilities
    11% Senior notes................................................................        235,000         235,000
    Other...........................................................................         10,205           5,316
                                                                                      -------------  --------------
       Total long-term liabilities..................................................        245,205         240,316
                                                                                      -------------  --------------

Commitments and Contingencies (Notes 9 and 10)

Additional Partnership Interests (Redeemable).......................................          9,318           9,318
                                                                                      -------------  --------------

Partners' Capital...................................................................         (2,989)         37,968
                                                                                      -------------- --------------

Total Liabilities and Partners' Capital.............................................  $     920,908  $    1,100,510
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

                           EOTT ENERGY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      -----------------------------
                                                                                           2002           2001
                                                                                      -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Reconciliation of net income (loss) to net cash
       provided by (used in) operating activities -
    Net income (loss)...............................................................  $     (36,245) $       17,838
    Depreciation....................................................................         26,316          24,924
    Amortization of intangible assets...............................................          1,519           1,571
    Impairment of assets............................................................          1,168              -
    Net unrealized change in crude oil trading activities...........................         (1,485)         (3,449)
    Losses on disposal of assets....................................................             16             507
    Changes in components of working capital -
       Receivables..................................................................        104,712         157,076
       Inventories..................................................................         67,552          53,897
       Other current assets.........................................................          5,807           7,621
       Trade accounts payable.......................................................       (116,460)       (345,242)
       Accrued taxes payable........................................................          2,160           1,635
       Other current liabilities....................................................          2,359           8,656
    Other assets and liabilities....................................................          3,626          (1,207)
                                                                                      -------------  --------------
Net Cash Provided By (Used In) Operating Activities.................................         61,045         (76,173)
                                                                                      -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property, plant and equipment.............................          1,606          16,935
    Acquisitions....................................................................             -         (117,000)
    Additions to property, plant and equipment......................................        (31,711)        (21,503)
                                                                                      -------------- --------------
Net Cash Used In Investing Activities...............................................        (30,105)       (121,568)
                                                                                      -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in receivable financing................................................          7,500          88,000
    Decrease in short-term borrowings...............................................         (8,000)             -
    Increase (decrease) in repurchase agreements....................................        (25,000)        110,000
    Distributions to Unitholders....................................................         (4,712)        (32,373)
                                                                                      -------------- --------------
Net Cash Provided By (Used In) Financing Activities.................................        (30,212)        165,627
                                                                                      -------------- --------------

Increase (Decrease) in Cash and Cash Equivalents....................................            728         (32,114)

Cash and Cash Equivalents, Beginning of Period......................................          2,941          54,230
                                                                                      -------------  --------------

Cash and Cash Equivalents, End of Period............................................  $       3,669  $       22,116
                                                                                      =============  ==============

Supplemental Cash Flow Information:
    Interest paid ..................................................................  $      26,537  $       18,193
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

                           EOTT ENERGY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     COMMON          SUBORDINATED       GENERAL
                                                    UNITHOLDERS       UNITHOLDERS       PARTNER           TOTAL
                                                  --------------   ----------------   ------------   -------------
Partners' Capital at December 31, 2001..........  $        2,685   $         29,155   $      6,128   $      37,968

Net loss........................................          (3,557)           (30,790)        (1,898)        (36,245)

Cash distributions..............................          (4,619)                -             (93)         (4,712)
                                                  --------------   ----------------   ------------    ------------

Partners' Capital at September 30, 2002.........  $       (5,491)  $         (1,635)  $      4,137   $      (2,989)
                                                  ==============   ================   ============   =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. REORGANIZATION PROCEEDINGS AND BASIS OF PRESENTATION

     EOTT Energy Partners, L.P. (the "MLP") is a Delaware limited partnership which operates through its affiliated limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership and EOTT Energy Liquids, L.P., each of which is a Delaware limited partnership. EOTT Energy General Partner, L.L.C., which is wholly-owned by the MLP, serves as general partner of these four operating limited partnerships. In 1999, the MLP formed EOTT Energy Finance Corp. as a direct special purpose, wholly-owned subsidiary of the MLP in connection with a debt offering to facilitate certain investors' ability to purchase EOTT's senior notes. The terms "we", "our", "EOTT" and the "Partnership" herein refer to the MLP and these affiliated entities,

     EOTT Energy Corp. (the "General Partner"), a Delaware corporation and a wholly-owned subsidiary of Enron Corp. ("Enron"), serves as the sole general partner of the MLP. At September 30, 2002, the General Partner owned an approximate 1.98% general partner interest in the MLP. Based upon information provided by Enron, Enron beneficially owns approximately 18% of our outstanding common units, 78% of our outstanding subordinated units or 37% of our total units outstanding because it retains voting power and shared investment power over the securities.

Reorganization Proceedings

     On October 8, 2002 (the "Petition Date") we filed voluntary petitions for reorganization which will be jointly administered under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 filing"). The Chapter 11 filing was made in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "EOTT Bankruptcy Court"). In addition, on October 21, 2002, our General Partner filed a voluntary petition for reorganization under Chapter 11 in order to join in our pre-negotiated restructuring plan. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated the General Partner's filing with our previously filed cases.

     Generally, the Chapter 11 filing imposed an automatic stay on actions to enforce or otherwise effect payment of liabilities arising prior to the Petition Date. However, upon our motion as the debtors in the Chapter 11 filing the EOTT Bankruptcy Court permitted us to pay or otherwise honor certain unsecured pre-petition claims, including employee salaries and benefits and customer claims in the normal course of business, subject to certain limitations. Under the applicable provisions of the Bankruptcy Code, debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to bankruptcy court approval. We are continuing to review all leases and executory contracts to determine whether to seek the assumption or rejection of such leases and contracts. Assumption of such leases and contracts would generally require debtors to cure existing defaults, and rejection of such leases or contracts could result in additional liabilities. As a result of the Chapter 11 filing, the outstanding principal of, and accrued interest on, our long-term debt became immediately due and payable. See Note 8 for a discussion of our proposed restructuring plan and settlement agreement with Enron.

     Financial statements for periods subsequent to the Chapter 11 filing will be prepared in accordance with the American Institute of Certified Public Accountant's Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, professional fees associated with the Chapter 11 filing will be expensed as incurred and reported as a separate line item in the Consolidated Income Statement. Also, interest expense will be accrued only to the extent either (i) that it will be paid during the term of the bankruptcy case or (ii) that it is probable that it will be an allowed claim. Some of our liabilities as of the Chapter 11 filing date are subject to compromise or other treatment under the plan of reorganization. The plan of reorganization must be confirmed by the EOTT Bankruptcy Court after submission to all required parties for approval pursuant to the Bankruptcy Code. For financial reporting purposes in future financial statements, those liabilities and obligations, the treatment and satisfaction of which are dependent on the outcome of the Chapter 11 filing, will be segregated and classified as Liabilities Subject to Compromise on the Consolidated Balance Sheet. Included in such

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

liabilities will be an estimate of the expected amount of allowed claims under Chapter 11 of the Bankruptcy Code, including damages resulting from the rejection of executory contracts and leases, if any.

Basis of Presentation

     The financial statements presented herein have been prepared on a "going concern" basis in accordance with generally accepted accounting principles. The "going concern" basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. Because of the Chapter 11 filing our ability to continue as a "going concern" is subject to significant uncertainty and is dependent upon, among other things, confirmation of our plan of reorganization, our ability to comply with the terms of the Debtor-in-Possession ("DIP") financing facilities, approval of the proposed settlement agreement with Enron and our ability to generate sufficient cash from operations to meet our obligations. There can be no assurances this can be accomplished and if it were not, our ability to realize the carrying value of our assets and discharge our liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used significant adjustments could be necessary to the carrying value of assets and liabilities, and the balance sheet classifications used.

     The accompanying condensed consolidated financial statements and related notes present the financial position of the Partnership as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001, cash flows for the nine months ended September 30, 2002 and 2001, and changes in partners' capital for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2002 and 2001, traditional net income and comprehensive income are the same. The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments), which are, in our opinion, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K.

     Because of the withdrawal of our former independent accountants, Arthur Andersen LLP, on February 5, 2002, the time necessary to select PricewaterhouseCoopers ("PWC") as our new independent accountants, and the time required for completion of our audit for 2001, we were unable to timely file the Annual Report on Form 10-K for the year ended December 31, 2001 ("Form 10-K"). We subsequently filed our Form 10-K on May 31, 2002. Due to the delay in filing our Form 10-K, we were unable to timely file our Quarterly Report on Form 10-Q for the period ending March 31, 2002. We subsequently filed our first quarter Form 10-Q on June 19, 2002. In addition, as more fully described in the Form 10-K, financial statements included in the Form 10-K for the years 1999 and 2000 were unaudited. We have requested PWC, our current auditors, to audit the financial statements for the years 1999 and 2000. We have not yet received a response to this request.

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

     Certain reclassifications have been made to prior period amounts to conform with the current period presentation. Additionally, we have made certain reclassifications and revisions to our income statement presentation. We now reflect, as a component of "gross profit", all costs associated with the production of revenues (including costs of sales, operating expenses and applicable depreciation and amortization). This contrasts with prior year presentations that included the cost of products and associated transportation costs as components of "gross margin". Certain other income

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and expenses (including gains and losses on assets sales and income or expense related to litigation settlements) which were previously classified as "Other, net" have been reclassified and are reflected as a component of "Operating Income." Additionally, we have adopted Emerging Issues Task Force ("EITF") Issue No. 02-3 and have reclassified certain previously reported amounts. See further discussion in Note 2. These reclassifications had no impact on reported net income.

2. NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, allocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair value-based analysis on the goodwill in each reporting segment. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment. Adoption of SFAS No. 142, which included initial impairment tests, had no material effect on our financial statements. At September 30, 2002 and December 31, 2001, we had $7.4 million of net goodwill in Other Assets.

     The following reconciliation shows the effect of goodwill amortization in prior periods as follows (in thousands, except per unit amounts):

                                       THREE  MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------         -------------------------------
                                            2002               2001                  2002               2001
                                         ---------          ----------            ---------          ----------
   Reported net income (loss)            $ (26,617)         $    7,363            $ (36,245)         $   17,838
   Add back: Goodwill amortization               -                 273                    -                 806
                                         ---------          ----------            ---------          ----------
   Adjusted net income (loss)            $ (26,617)         $    7,636            $ (36,245)         $   18,644
                                         =========          ==========            =========          ==========

Diluted earnings (loss) per unit:
   Reported net income (loss)            $   (0.92)         $     0.26            $   (1.25)         $     0.64
   Goodwill amortization                         -                0.01                    -                0.02
                                         ---------          ----------            ---------          ----------
   Adjusted net income (loss)            $   (0.92)         $     0.27            $   (1.25)         $     0.66
                                         =========          ==========            =========          ==========

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it incurred. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the effect on our financial statements of adopting SFAS No. 143 and plan to adopt the statement effective January 1, 2003.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In June 2002, the FASB reached a consensus on certain issues raised in EITF Issue No. 02-3. The consensus requires mark-to-market gains and losses on energy trading contracts to be shown net in the income statement whether or not these contracts are settled physically. This provision in EITF Issue 02-3 is effective for financial statements issued for periods ending after July 15, 2002, and comparative financial statements will be reclassified to conform to the new presentation. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values and descriptions of methods and assumptions used to estimate fair value are also required. These additional disclosures are effective for financial statements issued for fiscal years ending after July 15, 2002. We have adopted the provisions of EITF 02-3 and have reclassified previously reported amounts with no impact on gross profit or net income. Revenues and costs that have been netted as a result of adopting this consensus were as follows (in thousands):

                                            QUARTER ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------        -------------------------------
                                               2002             2001                   2002            2001
                                           -----------       ------------         -------------     -----------
   Gross revenues                          $ 1,178,802       $  2,322,553         $  3,746,797      $ 7,123,936
   Costs reclassified                        1,075,801          2,231,943            3,442,752        6,884,553
                                           -----------       ------------         ------------      -----------
     Operating revenues reported
       in the income statement             $   103,001       $     90,610         $    304,045      $   239,383
                                           ===========       ============         ============      ===========

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred, whereas under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value will be used to initially determine the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are currently evaluating the effect on our financial statements of adopting SFAS No. 146 and plan to adopt the statement effective January 1, 2003.


3. CHANGE IN ACCOUNTING PRINCIPLE

     In the first quarter of 2001, we changed our method of accounting for inventories used in our energy trading activities from the average cost method to the fair value method. The cumulative effect of the change in accounting for inventories as of January 1, 2001 was $0.2 million ($0.01 per diluted unit) and is reported as a decrease in net income for the first quarter of 2001. See discussion regarding the impact of the rescission of EITF Issue 98-10 in Note 4 below.


4. ENERGY TRADING/DERIVATIVE ACTIVITIES

     Changes in the market value of transactions designated as energy-trading activities in accordance with EITF Issue 98-10, and derivative instruments accounted for under SFAS No. 133, are recorded in revenues every period as mark-to-fair value gains or losses. The related price risk management assets and liabilities are recorded in other current or non-current assets and liabilities, as applicable, on the balance sheet. The fair value of transactions designated as energy-trading activities are determined primarily based on forward prices of the commodity, adjusted for certain costs associated with the transactions. For the three and nine months ended September 30, 2002, we had net mark-to-fair value losses of $2.8 million and net mark-to-fair value gains of $1.5 million, respectively. For the three and nine months ended September 30, 2001, we had net mark-to-fair value gains of $4.4 million and $2.1 million, respectively.

     In October 2002, the FASB reached a consensus to rescind EITF Issue 98-10. Energy related contracts not falling within the scope of SFAS No. 133 and entered into after October 25, 2002 will not be accounted for under the

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


provisions of EITF Issue 98-10. Such contracts would not qualify for mark-to-market accounting, but could qualify for hedge accounting. Full rescission of EITF Issue 98-10 is effective for fiscal years beginning after December 15, 2002 and the effect of the rescission will be reflected as the cumulative effect of an accounting change. As a result of the rescission, we will no longer value our inventories used in energy trading activities at fair value. The effect of the change in our inventory valuation methodology would also be reflected as a cumulative effect of an accounting change, unless information required to calculate the impact of the change is not determinable or unavailable. We are currently evaluating the impact of adopting this consensus.

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


5.   EARNINGS PER UNIT

     Net income (loss) shown in the tables below excludes the approximate two percent interest of the General Partner. Earnings per unit are calculated as follows (in thousands, except per unit amounts):

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                           -----------------------------------------------------------------------------------
                                           2002                                         2001
                           --------------------------------------       --------------------------------------
                                              Wtd.                                        Wtd.
                               Net          Average       Per              Net          Average        Per
                              Loss           Units        Unit           Income          Units         Unit
                           ----------      ---------   ----------       ----------    ----------    ----------
     Basic (1)
       Common              $   (3,356)       18,476    $   (0.18)       $    4,852       18,476     $     0.26
       Subordinated        $  (21,910)        9,000    $   (2.43)       $    2,364        9,000     $     0.26
     Diluted (2)           $  (25,266)       27,476    $   (0.92)       $    7,216       27,476     $     0.26

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                           -----------------------------------------------------------------------------------
                                           2002                                         2001
                           --------------------------------------       --------------------------------------
                                             Wtd.                                         Wtd.
                               Net          Average        Per             Net          Average        Per
                              Loss           Units         Unit          Income          Units         Unit
                           ----------      ---------   ----------       ----------    ----------    ----------
     Basic (1)
       Common              $   (3,557)       18,476    $   (0.19)       $   11,756        18,476    $     0.64
       Subordinated        $  (30,790)        9,000    $   (3.42)       $    5,726         9,000    $     0.64
     Diluted (2)           $  (34,347)       27,476    $   (1.25)       $   17,482        27,476    $     0.64

     (1) Net income (loss) excluding the General Partner interest, has been apportioned to each class of unitholder based on the ownership of total units outstanding which is also reflected on the Statement of Partners' Capital. Due to a negative capital balance in the first six months of 2002, the loss allocated to the common unitholders for the first half of 2002 was reallocated to the remaining unitholders based on their ownership percentage. Due to the subordinated unitholders having a negative capital balance in the third quarter of 2002, all losses are currently being allocated to each class of unitholder based on their ownership percentage.

     (2) The diluted income (loss) per unit calculation assumes the conversion of subordinated units into common units.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Net income and per unit information related to the net income before cumulative effect of accounting changes and cumulative effect of the accounting changes for the nine months ended September 30, 2001, is as follows (in thousands, except per unit amounts):

                                                                                 NET INCOME
                                                              ------------------------------------------------
                                                                           Basic
                                                              -------------------------------
                                                                  Common       Subordinated        Diluted
                                                              -------------     -------------    -------------
        Net Income Before Cumulative Effect................   $     11,049      $      5,382     $     16,431
        Cumulative Effect of Accounting Changes
           -Adoption of SFAS No.133........................            833               405            1,238
           -Change in Inventory Valuation Method...........           (126)              (61)            (187)
                                                              ------------      ------------     ------------
        Net Income.........................................   $     11,756      $      5,726     $     17,482
                                                              ============      ============     ============

                                                                                  PER UNIT
                                                              ------------------------------------------------
                                                                           Basic
                                                              -------------------------------
                                                                  Common        Subordinated        Diluted
                                                              -------------     -------------    -------------
        Net Income Before Cumulative Effect................   $       0.60      $       0.60     $       0.60
        Cumulative Effect of Accounting Changes
           -Adoption of SFAS No.133........................           0.05              0.05             0.05
           -Change in Inventory Valuation Method...........          (0.01)            (0.01)           (0.01)
                                                              ------------      ------------     ------------
        Net Income ........................................   $       0.64      $       0.64     $       0.64
                                                              ============      ============     ============


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


7. CREDIT RESOURCES AND LIQUIDITY

     Prior to the Chapter 11 filing on October 8, 2002, we had agreements with Standard Chartered Bank ("Standard Chartered") and Standard Chartered Trade Services Corporation ("SCTS"), pursuant to amended and extended agreements executed April 23, 2002, which provided up to an aggregate of $500 million of working capital loans, letters of credit, receivables financing and inventory commodity repurchase funding comprised of the following:

     (i) up to $300 million of letter of credit and working capital financing ("Credit Facility") with a working capital loan sublimit of $40 million;

     (ii) up to $100 million of receivables financing under a receivables financing agreement ("Receivables Agreement") with SCTS; and

     (iii) up to $100 million of commodity repurchase financing under a commodity repurchase agreement ("Inventory Repurchase Agreement") with SCTS.

     An arrangement fee of 2% was charged on the Credit Facility, Inventory Repurchase Agreement and Receivables Agreement. Following our Chapter 11 filing, these facilities were replaced by our DIP financing facilities discussed below.

     At June 30, 2002, and September 30, 2002, we were in technical violation of the negative covenants under these financing arrangements relating to consolidated net income, consolidated earnings before interest, taxes and depreciation and consolidated net worth. The violation of these covenants is principally due to the lower operating income associated with our crude marketing and transportation business, lower operating income from the MTBE Plant and higher corporate costs. On August 13, 2002, Standard Chartered agreed to a limited forbearance until September 16, 2002, which allowed time for us to discuss with Standard Chartered possible modifications to the

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility. On August 27, 2002, Standard Chartered agreed to extend the limited forbearance until October 30, 2002.

     At September 30, 2002 and December 31, 2001, we had $235.8 million and $196.1 million, respectively, in letters of credit outstanding and $32.0 million and $40.0 million, respectively, of short-term borrowings outstanding under the Credit Facility.

     At September 30, 2002, we had an outstanding repurchase amount of $75.0 million under our Inventory Repurchase Agreement. Pursuant to the Inventory Repurchase Agreement, which had a term of 31 days, we repurchased the crude oil inventory on October 23, 2002, for approximately $75.3 million. At December 31, 2001, we had outstanding repurchase agreements of approximately $100 million. As of September 30, 2002 and December 31, 2001, $50.0 million and $42.5 million, respectively, of receivables had been transferred under the Receivables Agreement.

     Our ability to obtain letters of credit to support our purchases of crude oil and feedstocks is fundamental to our crude oil gathering and marketing activities and Liquids Operations. Subsequent to the Enron bankruptcy filing, our trade creditors have been less willing to extend credit to us on an unsecured basis and we have had to significantly reduce our marketing activities due to the amount of credit support available under the Credit Facility. We believe that our DIP financing discussed below will be sufficient to permit us to return to the level of business activity that existed before the adverse effects of the Enron bankruptcy occurred. However, in light of our bankruptcy filing and planned restructuring, we can give no assurance that we will not be required to further reduce or restrict our gathering and marketing activities because of continuing limitations on our ability to obtain credit support and financing for our working capital needs. Any further significant decrease in our financial strength, regardless of the reason for such decrease, may also increase the number of transactions requiring letters of credit or other financial support, may make it more difficult for us to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect our ability to complete our restructuring.

Summary of DIP Financing

     On October 18, 2002, we entered into agreements with Standard Chartered and other lending institutions for $575 million in DIP financing. The DIP facilities provide (i) $400 million of working capital facilities, which includes up to $325 million for letters of credit and $75 million of term loans, and (ii) $175 million of inventory repurchase/accounts receivable financing. The credit facilities are secured by a first-priority lien on all or substantially all of our real and personal property, including property acquired post-petition pursuant to the Intercreditor and Security Agreement dated October 18, 2002 ("Intercreditor Agreement"). See "Intercreditor and Security Agreement" below. We believe the DIP financing (which was given final approval by the EOTT Bankruptcy Court on October 24, 2002) provides the financial capability necessary to restore the level of our business activity that existed before the adverse effects of the Enron bankruptcy occurred. As of October 31, 2002, we had outstanding approximately $265 million of letters of credit, $75 million of term loans, $125 million of inventory repurchase/accounts receivable financings and cash and short-term investments of approximately $45 million.

     DIP Letter of Credit Agreement

     On October 18, 2002, we entered into an agreement as debtors-in-possession and guarantors with Standard Chartered which provides a letter of credit facility not to exceed at any one time outstanding $325 million ("DIP LC Facility").

     The DIP LC Facility is subject to defined borrowing base limitations. The borrowing base is the sum of (i) cash equivalents, specified percentages of eligible receivables, crude/product/liquid deliveries not yet billed, fixed assets, inventory, margin deposits and undrawn product purchase letters of credit, minus (as of the date of determination) (ii) first purchase crude payables, other priority claims, aggregate net amounts payable by the borrowers under all hedging contracts and certain eligible receivables arising from future crude oil obligations, minus (iii) the principal amount of loans outstanding and any accrued and unpaid fees and expenses under the Term Loan Agreement, minus
(iv) all outstanding amounts under the Amended and Restated Commodities Repurchase Agreement and the Amended and

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restated Receivables Purchase Agreement, both dated as of October 18, 2002 ("SCTS Purchase Agreements"), minus (v) the "carve out" which is the sum of allowed administrative expenses and priority preferred expenses.

     Under the DIP LC Facility, letter of credit fees range from 2.25% to 2.75% per annum. The commitment fee is 0.5% per annum of the unused portion of the DIP LC Facility. Additionally, there is a fronting fee which is the greater of 0.25% per annum times the face amount of the letter of credit or $250. The arrangement fee is 1% per annum times the average daily maximum facility amount, as defined in the DIP LC Facility.

     The DIP LC Facility includes covenants and restrictions primarily related to conditions precedent prior to the extension of credit to us. Following are some of the conditions that had to be satisfied prior to any extension of credit by a lender under the DIP LC Facility:

     o The Restructuring Agreement must be executed by at least 66% of the noteholders and no party to that agreement has exercised termination rights.

     o The SCTS Purchase Agreements must be assumed by us and approved by the EOTT Bankruptcy Court pursuant to a second interim DIP financing order.

     o The Enron Settlement Agreement and Employee Transition Agreement must be executed by the EOTT Parties and Enron Parties.

     o The SCTS Purchase Agreements, the DIP LC Facility, the Intercreditor Agreement, the EOTT Bankruptcy Court's first and second interim and final DIP financing orders, and other related documents must be executed and satisfactory to the LC Participants, as defined in the DIP LC Facility.

     o All the conditions precedent to extension of credit under the Term Loan must be satisfied.

Further, distributions to unitholders are not permitted under either the Term Loan Agreement or the DIP LC Facility. As of October 24, 2002, we had met all of these conditions.

     DIP Term Loan Agreement

     We entered into an agreement as debtors-in-possession and guarantors on October 18, 2002 with Lehman Brothers Inc. ("Lehman"), as Term Lender Agent and other lenders (collectively, "Term Lenders"), which provides term loans in the aggregate amount of $75 million (the "Term Loans"). Pursuant to the conditions of the Term Loans, the Term Lenders made a single advance to us on October 18, 2002. We are obligated to use the proceeds of the Term Loans in the following manner:

     o approximately $20 million will be paid to Standard Chartered and SCTS to refinance the pre-bankruptcy Credit Facilities;

     o a portion will be used to pay the Term Lenders' fees and expenses and Lehman's special counsel; and

     o the balance will be used as provided within the Term Loan Agreement and in the Intercreditor Agreement.

     The financing includes two term notes. The first term note ("Tier-A Term Note") is for $50 million with a 9% per annum interest rate. The second term note ("Tier-B Term Note") is for $25 million with a 10% per annum interest rate. Interest is payable monthly on both notes. The arrangement fee is $100,000, which will be reduced by the amounts received by Lehman pursuant to the letter agreement dated September 30, 2002 between Lehman and EOTT Energy Operating Limited Partnership. We paid Lehman, on behalf of each Term Lender, a facility fee in the aggregate amount of $750,000. We agreed to pay a deferred financing fee in the aggregate amount of $2 million on,

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

at our option, either (i) the closing date of the Term Loan, or, (ii) the earlier to occur of the maturity date and the date the Term Loans are paid in full. The deferred financing fee will be reduced to $1 million if we prepay the Term Loans and are not in default. As part of the conditions before credit was extended under the Term Loan, each of the SCTS Purchase Agreements was assumed by the borrowers and approved by the EOTT Bankruptcy Court, final approval of which occurred on October 24, 2002.

     SCTS Purchase Agreements

     We have an agreement with SCTS, which provides for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("Amended Inventory Repurchase Agreement"). The maximum commitment under the Amended Inventory Repurchase Agreement is $75 million and the interest rate is LIBOR plus 3%. The facility fee is 1% per annum times the average daily maximum facility amount, as defined in the Amended Inventory Repurchase Agreement.

     In addition, we also have an agreement with SCTS, which provides for the financing of up to an aggregate amount of $100 million of certain trade receivables ("Amended Receivables Agreement") outstanding at any one time. The discount fee is LIBOR plus 3% and the facility fee is 1% per annum times the average daily maximum facility amount, as defined in the Amended Receivables Agreement.

Intercreditor and Security Agreement

     In connection with the DIP LC Facility, the Term Loan and the SCTS Purchase Agreements, we entered into the Intercreditor Agreement, dated as of October 18, 2002, with Standard Chartered, Lehman, SCTS and various other secured parties ("Secured Parties") in order to provide for rights and distribution of the proceeds of the collateral with respect to each Secured Party. Prior to a triggering event under the Intercreditor Agreement, funds in our debt service payment account will be paid in the following manner and order of priority:

     o First, to the expense reimbursements and indemnities owed to the Secured Parties under the Intercreditor Agreement or the credit documents, which include, among others, the DIP LC Facility, Term Loan, the SCTS Purchase Agreements and orders given by the EOTT Bankruptcy Court;

     o Second, to the Tier-A Term Loan Exposure, which is the unpaid balance of the Tier-A Term Note and the Tier-A Standard Chartered Exposure (as that term is defined in the Intercreditor Agreement);

     o Third, to all other indebtedness, liabilities and obligations under the Term Loan and the DIP facilities, unpaid amounts owed to SCTS under the SCTS Purchase Agreements for its recovery of the purchase price, and amounts owed to Standard Chartered for overdraft liabilities; and

     o Fourth, for deposit in our collateral account, an amount equal to the excess of the letter of credit exposure (the sum of all amounts, at anytime in question paid by Standard Chartered for a letter of credit draft or demand) over the borrowing base under the DIP LC Facility (defined above under "DIP Letter of Credit Agreement").

     In addition, to the extent that drawings are made on any letters of credit, Standard Chartered, as collateral agent, may distribute funds from our debt service payment account to itself (as letter of credit issuer agent on behalf of the letter of credit issuer) as needed to allow the debtors to reimburse Standard Chartered, as letter of credit issuer, for such drawings.

Status of Distributions to Unitholders

     Under the Partnership Agreement, it was intended that we distribute 100% of our Available Cash within 45 days after the end of each quarter to unitholders of record and to the General Partner. Available Cash consists generally

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of all of the cash receipts of the Partnership adjusted for our cash disbursements and net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, which have been filed as exhibits with the SEC. From Available Cash, we were required to make a minimum quarterly distribution ("MQD") to the General Partner and the holders of our common units. If, in any quarter, we had Available Cash in excess of the MQD, we were required to make the MQD and then repay the arrearage to holders of our common units before making a distribution to the holders of the subordinated units or the Additional Partnership Interests ("APIs").

     Under a Support Agreement with Enron, Enron committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million in exchange for APIs. The distribution for the fourth quarter of 2001 of $0.25 per common unit was lower than the MQD amount of $0.475 per common unit. Enron did not pay the fourth quarter distribution shortfall of $0.225 per common unit. A claim for the distribution support in the amount of $4.2 million was made in the Enron bankruptcy proceedings. See further discussion in Note 8.

     On April 3, 2002, we suspended the distribution to unitholders for the first quarter of 2002 and we did not make a distribution to our unitholders for the second and third quarters of 2002. Under our restructuring plan discussed in
Note 8, our current units will be eliminated and new LLC units will be issued to our creditors and equity holders, with current equity holders receiving 3% of the new LLC units and warrants to purchase up to an additional 7% of the new LLC units. We will not be able to make any further distributions to our current unitholders and we do not expect to make any distributions to our new LLC unitholders in the foreseeable future.

Senior Notes

     On October 1, we did not make the interest payment of $12.9 million on our $235 million 11% senior notes. If our restructuring plan is confirmed, these notes will be cancelled and the holders of these notes will receive $100 million of 9% senior unsecured notes, plus new equity units.


8. SUMMARY OF OUR RESTRUCTURING PLAN; SETTLEMENT AGREEMENT WITH ENRON

Restructuring Plan

     We entered into an agreement, dated October 7, 2002, with Enron, Standard Chartered, SCTS, Lehman Commercial Paper Inc. ("Lehman Commercial") and holders of approximately 66% of the outstanding principal amount of our senior notes (the "Restructuring Agreement"). Under this Restructuring Agreement, Enron, Standard Chartered, SCTS, Lehman Commercial and our senior note holders agree to vote in favor of the restructuring plan, and to refrain from taking actions not in support of the restructuring plan.

     We anticipate the restructuring will be completed in early 2003. The restructuring plan, however, is subject to the approval of the EOTT Bankruptcy Court, and the proposed settlement agreement with Enron, discussed further below, is subject to the additional approval of the Enron Bankruptcy Court. Major provisions of the restructuring plan are as follows:

     o Enron will have no affiliation with us or our General Partner after confirmation of the restructuring plan. Our General Partner will be liquidated.

     o We will consummate the settlement agreement with Enron, described further below.

     o The MLP will be converted to a limited liability company structure. EOTT Energy LLC ("EOTT LLC") will be formed and will issue new senior unsecured notes and units and will manage the current operating partnerships.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     o EOTT LLC will be managed by a seven-member Board of Managers. One of the managers must be the chief executive officer of EOTT LLC, and the remaining six managers will be selected by the noteholders who signed the Restructuring Agreement at the confirmation hearing for the restructuring plan.

     o We will cancel our outstanding $235 million of 11% senior unsecured notes in exchange for $100 million of 9% senior unsecured notes, plus the issuance of new equity units of EOTT LLC to holders of the unsecured notes.

     o We will cancel our current publicly traded common units, and current holders of our common units will receive 3% of newly issued units of EOTT LLC and warrants to purchase an additional 7% of the new EOTT LLC units.

     o EOTT LLC will implement a management incentive plan for certain key employees and directors of EOTT LLC. The incentive plan will reserve up to approximately 10% of EOTT LLC's units for issuance to certain key employees and directors.

     o We will issue various notes for payment for certain classes of creditors in accordance with the restructuring plan.

     o We will issue a master creditor note for the benefit of allowed general unsecured claims.

     o We will establish a separate interest-bearing account to pay administrative and priority claims.

     o We have a commitment for an exit credit facility with Standard Chartered, Lehman and other lenders for 18 months post-bankruptcy, subject to final negotiations and extension fees of $2 million.

     o Obligations under the SCTS Agreements can be extended for 6 months; provided, that such extension in each case is subject to payment of the extension fees in the amount of 1% per annum of the Maximum Commitment and further negotiations of their terms.


Settlement Agreement

     Our General Partner and we (the "EOTT Parties") entered into a settlement agreement dated October 8, 2002 (the "Enron Settlement Agreement") with Enron, Enron North America Corp., Enron Energy Services, Inc., Enron Pipeline Services Company ("EPSC"), EGP Fuels Company ("EGP Fuels") and Enron Gas Liquids, Inc. ("EGLI") (collectively, the "Enron Parties"). As part of the Settlement Agreement, Enron consented to the filing of our bankruptcy in the Southern District of Texas, and Enron waived its rights of first refusal with respect to the sale of the hydrocarbon processing facility ("MTBE Plant"), liquids storage facility ("Mont Belvieu Facility'') and other assets we purchased pursuant to the Purchase and Sale Agreement dated June 29, 2001 between Enron and us ("MTBE and Storage Purchase Agreement"). In connection with the settlement of outstanding claims between the Enron Parties and us, the Enron Settlement Agreement provides for the parties to enter into the following agreements:

     o Our General Partner, the EOTT Parties and EPSC entered into an Employee Transition Agreement (the "Employee Transition Agreement"), which provides for the transfer to us of certain employees of subsidiaries of Enron which perform pipeline operations services for us. This is anticipated to occur on January 1, 2003.

     o Our General Partner and EPSC entered into a Termination Agreement on October 8, 2002 (the "EPSC Termination Agreement"), which provides for the termination of the EPSC Corporate Services Agreement, dated as of December 1, 2000, as amended.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     o Our General Partner, the MLP, EOTT Energy General Partner, L.L.C., EOTT Energy Operating Limited Partnership, EOTT Energy Pipeline Limited Partnership, EOTT Energy Canada Limited Partnership and Enron entered into a Termination Agreement on October 8, 2002 (the "Enron Termination Agreement"), which provides for the termination of the Corporate Services Agreement, dated as of March 24, 1994, as amended.

     o Our General Partner and EGP Fuels entered into a Termination Agreement on October 8, 2002 (the "EGPFC Termination Agreement"), which provides for the termination of the Transition Services Agreement, dated as of June 29, 2001.

     o Upon plan confirmation, we will execute a promissory note payable to Enron in the initial principal amount of $6.2 million that is guaranteed by EOTT Canada, Ltd. and our subsidiaries (the "EOTT Note"). The EOTT Note will be secured by an irrevocable letter of credit.

     o Upon plan confirmation, Enron will waive its rights of first refusal with respect to the sale of the MTBE Plant, Mont Belvieu Facility and other assets we purchased pursuant to the MTBE and Storage Purchase Agreement.

     o The employees, former employees and their covered spouses and dependents of our General Partner will continue to participate in the Enron retirement and welfare benefit plans until the effective date of the confirmation of our restructuring plan (the "Withdrawal Date"). The Enron Settlement Agreement does not restrict our General Partner or us from withdrawing from the applicable Enron retirement and welfare benefit plans prior to the Withdrawal Date.

     As additional consideration and as a compromise of certain claims, on or before the effective date of our restructuring plan, we agreed to pay Enron $1,250,000. This payment is a condition precedent to the effectiveness of our restructuring plan.

     The EOTT Parties agreed, among other things, to assume obligations in our bankruptcy cases and cure defaults under the Operation and Service Agreement through:

     o the payment of all undisputed amounts payable under any monthly invoices under the Operation and Service Agreement for any period beginning after July 31, 2002 until the transition of employees under the Employee Transition Agreement;

     o the payment of (i) Enron's good faith estimate of its costs incurred under the Operation and Services Agreement, since its last deliverable invoice through the effective date of the Employee Transition Agreement, and (ii) the reasonable wind-down costs incurred by Enron as a result of the transition of eligible transition employees pursuant to the terms of the Employee Transition Agreement; and

     o the continued effectiveness of the O&S Indemnity as provided in the Enron Settlement Agreement. The O&S Indemnity provides that our General Partner, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Operating Limited Partnership shall indemnify EPSC against claims arising from any of the following:

         o our General Partner's failure to perform its duties under the Operation and Services Agreement; and

         o our General Partner's refusal to approve EPSC recommended items or modifications in the budgets.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Enron Parties and the EOTT Parties also mutually released each other for any and all claims except as follows:

     o All of the parties to the Enron Settlement Agreement retained any rights to payments with regard to EGLI's inventory at the Mont Belvieu Facility pursuant to the stipulation and agreed order (the "Stipulation") entered by the Enron Bankruptcy Court on April 2, 2002, rejecting the ten-year toll conversion and storage agreements (the "Toll Conversion and Storage Agreements") (see discussion in Note 9 below).

     o The Enron Parties did not release the EOTT Parties for claims with respect to the Enron Note or any undisputed amounts owed to EPSC pursuant to the Operation and Service Agreement for the period beginning August 1, 2002.

     In addition, we and Enron, and various Enron related affiliates, released each other from any and all claims except those expressly reserved in the Enron Settlement Agreement.


9. IMPACT OF ENRON BANKRUPTCY; TRANSACTIONS WITH ENRON AND RELATED PARTIES; IMPACT OF OUR RESTRUCTURING PLAN

IMPACT OF ENRON BANKRUPTCY; EFFECT OF OUR RESTRUCTURING PLAN

     Beginning on December 2, 2001, Enron, along with certain of its subsidiaries, filed to initiate bankruptcy proceedings under Chapter 11 of the Federal Bankruptcy Code. Because of our contractual relationships with Enron and certain of its subsidiaries, the bankruptcy significantly impacted us in various ways as discussed below.

     Rejection of Agreements; Claims Against Enron's Bankruptcy Estate. We were adversely impacted as a result of the inclusion of EGLI, a wholly-owned subsidiary of Enron, in Enron's bankruptcy. We had in place ten-year Toll Conversion and Storage Agreements with EGLI. On April 2, 2002, the Enron Bankruptcy Court entered the Stipulation rejecting the Toll Conversion and Storage Agreements, which Stipulation became final and non-appealable on April 12, 2002. As a result of EGLI's non-performance under these agreements, we recorded a $29.1 million non-cash impairment at December 31, 2001.

     We have a monetary damage claim against EGLI and Enron as a result of the rejection of the agreements under the Stipulation. Accordingly, we filed claims against EGLI in the Enron Bankruptcy Court on May 12, 2002, resulting from EGLI's rejection of the Toll Conversion and Storage Agreements in the amount of $540.5 million, although the final amount of our claim has not been determined.

     In addition, Enron guaranteed EGLI's performance under the EGLI agreements; however, its guarantee was limited to $50 million under the Toll Conversion Agreement and $25 million under the Storage Agreement. Accordingly, we filed a claim against Enron in the Enron Bankruptcy Court resulting from EGLI's rejection of the agreements in the amount of $75 million. We filed additional claims against numerous Enron affiliates on October 15, 2002 totaling $213.5 million.

     Given Enron's bankruptcy, the unsecured nature of our claims against Enron, and the potential for such claims to be disputed and significantly reduced, their value is uncertain at best and it is likely the claims have very little, if any, economic value to us. If approved, our restructuring plan provides that we will release Enron from all these claims in exchange for a release by Enron of claims against us exceeding $50 million, and other consideration.

     Performance Collateral from Enron. As discussed above, Enron guaranteed payments under the Toll Conversion and Storage Agreements. In addition, EGLI owed us approximately $9 million under the Toll Conversion and Storage Agreements prior to filing for bankruptcy. Pursuant to the Toll Conversion and Storage Agreements, if Enron's credit rating dropped below certain defined levels specified in these agreements, we could request within five days of this occurrence for EGLI to post letters of credit. The letters of credit could be drawn upon if EGLI failed to pay any amount owed to us under these agreements. The Toll Conversion Agreement provided that the letter of

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

credit would be in an amount reasonably requested by us, not to exceed $25 million. The Storage Agreement provided that the letter of credit would be in an amount as reasonably requested, but no amount is specified. In late November 2001, Enron's credit rating fell below the ratings specified in these agreements. Accordingly, on November 27, 2001, we requested that EGLI post two $25 million letters of credit. In lieu of posting letters of credit, we received a $25 million deposit/performance collateral from EGLI/Enron, against which we recouped the $9 million of outstanding invoices. We applied the remaining sum, approximately $16 million, to recoup or offset a portion of our damages as a result of EGLI's rejection of the Toll Conversion and Storage Agreements. Our restructuring plan, if approved, will result in a release by Enron of any claim to the $25 million deposit/performance collateral.

     Tax and Environmental Indemnities. Our restructuring plan, if approved, will also result in us releasing Enron from any tax and environmental indemnities it may owe to us. We therefore might incur unexpected expenses for certain ad valorem taxes and potential environmental expenditures relating to the MTBE Plant and the Mont Belvieu Facility; or in connection with the operation of our pipelines by an Enron affiliate.

     Cost and Availability of Credit. As a result of Enron's bankruptcy, we incurred higher costs in obtaining credit than we had in the past. In addition, our trade creditors were less willing to extend credit to us on an unsecured basis and the amount of letters of credit we have been required to post for our marketing activities increased significantly, contributing to the necessity of our Chapter 11 filing. See further discussion in Note 7.

     Pension Plan Underfunding Issues. Our General Partner is a participating employer in a defined benefit pension plan known as the Enron Corp. Cash Balance Plan (the "Cash Balance Plan"). Based on information provided by Enron, the allocation related to the funding of the Cash Balance Plan by Enron to our General Partner each year is based on a percentage of payroll costs. Under the Partnership Agreement, any costs allocated to our General Partner are reimbursed by the Partnership subject to any claims of indemnity, offset, recoupment or any other claims our General Partner may have. The funding percentage for each participating employer is determined once a year; however, Enron will allocate additional costs, if necessary, for any significant changes to the minimum funding. To date, Enron has not changed the General Partner's funding percentage for 2002 or allocated any additional costs in 2002 to the General Partner.

     It is management's understanding, based on information provided by Enron, that the assets of the Cash Balance Plan are currently less than the present value of all accrued benefits on both SFAS No. 87 (Employers' Accounting for Pensions) basis and a plan termination basis by approximately $90 million, with approximately 48 percent of that amount attributable to members of the Enron "controlled group" that are not in bankruptcy.

      A federal government corporation known as the Pension Benefit Guaranty Corporation (the "PBGC") has the power to terminate underfunded pension plans in certain situations, after receiving the permission either of the employer or of a court. In the event of termination of the Cash Balance Plan, the PBGC could impose a "controlled group" liability as defined in ERISA on our General Partner. Under these circumstances, our General Partner would be expected to exercise all its rights to defend against such a claim, and, in the event that the PBGC had not already pursued and collected from solvent members of the "controlled group," it would assert its rights to recover contribution from such members. At this time, management cannot predict whether either the PBGC or Enron will seek to terminate the Cash Balance Plan. Any claim paid by the General Partner could become our responsibility under the MLP's Partnership Agreement subject to any claims of indemnity, offset, recoupment or any counterclaims we might have against our General Partner or any of its affiliates.

     Our restructuring plan and settlement agreement with Enron provides that we will withdraw from the Cash Balance Plan on the Withdrawal Date. The PBGC will be notified of our withdrawal from the Cash Balance Plan; however, our withdrawal may not relieve us from possible liability, as described above, arising under the Cash Balance Plan prior to our withdrawal.

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


TRANSACTIONS WITH ENRON AND AFFILIATES

     We do not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The General Partner provides such services or obtains such services from third parties and we are responsible for reimbursing the General Partner for substantially all of its direct and indirect costs and expenses. The General Partner entered into an agreement with EPSC, a wholly-owned subsidiary of Enron that is not in bankruptcy, to provide certain operating and administrative services for its pipeline operations. The General Partner also had an agreement with EGP Fuels, a wholly-owned subsidiary of Enron, to provide transition services through December 31, 2001, for the processing of invoices and payments to third parties related to the MTBE Plant and Mont Belvieu Facility. Additionally, through the MLP Partnership Agreement, the General Partner provided corporate services to us including liability and casualty insurance and certain data processing services and employee benefits. The General Partner, in turn, contracted for these services with Enron through a Corporate Services Agreement. Total amounts owed under these agreements were $37.9 million and $36.0 million at September 30, 2002 and December 31, 2001, respectively. Under the restructuring plan and settlement agreement with Enron, amounts due under these agreements will be forgiven, the employees who provide these services will be transferred to us and the operations and administrative services, transition services and corporate services agreements will be terminated.


10. LITIGATION AND OTHER CONTINGENCIES

      Litigation. We are, in the ordinary course of business, a defendant in various lawsuits, some of which are covered in whole or in part by insurance. We believe that the ultimate resolution of litigation, individually and in the aggregate, will not have a materially adverse impact on our financial position or results of operations. Generally, as a result of our bankruptcy, all pending litigation against us is stayed while we continue our business operations as debtors in possession. Various legal actions have arisen in the ordinary course of business, the most significant of which are discussed below.

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

     The State of Texas, et al. vs. Amerada Hess Corporation, et al., Cause No. 97-12040; In the 53rd Judicial District Court of Travis County, Texas (Common Purchaser Act Suit). This case was filed on October 3, 1997, in Austin by the Texas Attorney General's office and involves several major and independent oil companies and marketers as defendants. We were served on November 18, 1997. The petition states that the State of Texas brought this action in its sovereign capacity to collect statutory penalties recoverable under the Texas Common Purchaser Act, arising from defendants' alleged willful breach of statutory duties owed to royalty, overriding royalty and working interest owners of crude oil sold to defendants, as well as alleged breach of defendants' common law and contractual duties. The plaintiffs also allege that the defendants have engaged in discriminatory pricing of crude oil. This case appears to be similar to the State of Texas Royalty Suit filed by the State of Texas on November 9, 1995. We recorded a $0.4 million litigation reserve related to this suit in 1998. We and several of the defendants reached a settlement with the State in the Common Purchaser Act Suit in a Settlement Agreement dated August 5, 1999. The settlement was funded to an escrow account in July 1999. Settlement amounts for each defendant were confidential. This settlement disposed of any claims the State may have in the State of Texas Royalty Suit, discussed above, but did not dismiss that case, or fully dismiss the

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Purchaser Act Suit. Also, any severance tax claims the State may have were specifically excluded from this settlement. However, no severance tax claims were asserted in the petition filed by the plaintiffs.

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

     Export License with United States Department of Commerce. We have applied for and maintained Export Licenses through the U.S. Department of Commerce ("DOC") since 1994. These licenses authorized us to export crude oil to Canada. Each license provided an applicable license quantity and value of merchandise as authorized by the DOC to be exported. The licenses generally covered either a one or two year period. In early 1999, as we were preparing a new license application, we discovered that we had exported more barrels and value than had been authorized by the DOC under our current (and prior) license. Pursuant to
Section 764.5 of the Export Administration Regulations, we filed a Voluntary Disclosure with the DOC on February 5, 1999, giving the DOC notice of these license overruns. We negotiated a monetary settlement with the DOC of $508,000 and have accrued the settlement amount. The settlement was signed on July 15, 2002, and requires the monetary settlement to be paid in five installments. The first installment was paid on August 1, 2002, and the final installment is due on October 15, 2003.

     John H. Roam, et al. vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership, Cause No. CV43296, In the District Court of Midland County, Texas, 238th Judicial District (Kniffen Estates Suit). The Kniffen Estates Suit was filed on March 2, 2001, by certain residents of the Kniffen Estates, a residential subdivision located outside of Midland, Texas. The allegations in the petition state that free crude oil products were discovered in water wells in the Kniffen Estates area, on or about October 3, 2000. The plaintiffs claim that the crude oil products are from a 1992 release from a pipeline then owned by the Texas-New Mexico Pipe Line Company ("Tex-New Mex"). We purchased that pipeline from Tex-New Mex in 1999. The plaintiffs have alleged that Tex-New Mex was negligent, grossly negligent and malicious in failing to accurately report and remediate the spill. With respect to us, the plaintiffs are seeking damages arising from any contamination of the soil or groundwater since we acquired the pipeline in question. No specific amount of money damages was claimed, and it is not possible to determine any potential exposure to us at this stage of the matter. In response to the Kniffen Estates Suit, we filed a cross-claim against Tex-New Mex. In the cross-claim, we claim that, in relation to the matters alleged by the plaintiffs, Tex-New Mex breached the Purchase and Sale Agreement between the parties dated May 1, 1999, by failing to disclose the 1992 release and by failing to undertake the defense and handling of the toxic tort claims, fair market value claims, and remediation claims arising from the release. Additionally, we are asserting claims of gross negligence, fraud and specific performance. On April 5, 2002, we filed an amended cross-claim which alleges that Tex-New Mex defrauded us as part of Tex-New Mex's sale of the pipeline systems to us in 1999. The amended cross-claim also alleges that various practices employed by Tex-New Mex in the operation of its pipelines constitute gross negligence and willful misconduct and void our obligation to indemnify Tex-New Mex for remediation of releases that occurred prior to May 1, 1999. Due to the early stages of the proceedings, it is not possible to determine the outcome of this matter. At EOTT's request, the automatic stay in EOTT's bankruptcy proceeding was modified to allow this litigation to proceed. Trial of this lawsuit is scheduled for February 17, 2003.

     Jerry W. Holmes and Barbara I. Holmes v. EOTT Energy Pipeline Limited Partnership and Texas-New Mexico Pipe Line Company, Cause No. CV43800, In the District Court of Midland County, Texas, 385th Judicial District. This lawsuit was filed on June 21, 2002. The plaintiffs in this suit are the owners of a home in the Kniffen Estates who allege that their water well was contaminated by crude oil. The plaintiffs claim that the alleged crude oil

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contamination of their water well resulted from the 1992 crude oil release that is the subject of the Kniffen Estates Suit. The plaintiffs have not claimed any specific amount of money damages, and, due to the early stages of the proceedings, it is not possible to determine the possible outcome of this matter. EOTT filed a motion to consolidate this lawsuit with the Kniffen Estates Suit, which motion was granted on October 16, 2002.

     Bernard Lankford and Bette Lankford vs. Texas-New Mexico Pipe Line Company and EOTT Energy Pipeline Limited Partnership Cause No. CC11176, In the County Court at Law of Midland County, Texas. This lawsuit was filed on January 15, 2002. The plaintiffs in this lawsuit own property that is located to the north of the Kniffen Estates subdivision. The plaintiff's allegations are virtually identical to the allegations of the plaintiffs in the Kniffen Estates Lawsuit. The plaintiffs have asserted strict liability, nuisance, negligence, gross negligence, trespass, and intentional infliction of emotional distress causes of action. The plaintiffs are seeking unspecified actual damages and punitive damages. EOTT has filed a motion to consolidate this lawsuit with the Kniffen Estates Lawsuit. The plaintiffs support EOTT's motion for consolidation.

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

     Jimmie T. Cooper and Betty P. Cooper vs. Texas-New Mexico Pipeline Company, Inc., EOTT Energy Pipeline Limited Partnership, and EOTT Energy Corp., Case No. D-0101-CV-2002-02122, In the 1st Judicial District Court, Sante Fe County, New Mexico. This lawsuit was filed on October 1, 2002. The plaintiffs in this lawsuit are surface interest owners of certain property located in Lea County, New Mexico. The plaintiffs are alleging that aquifers underlying their property and water wells located on their property have been contaminated as a result of spills and leaks from a pipeline running across their property that is or was owned by Tex-New Mex and EOTT Energy Pipeline Limited Partnership. The plaintiffs do not specify when the alleged spills and leaks occurred. The plaintiffs are seeking payment of costs that would be incurred in investigating and remediating the alleged crude oil releases and replacing water supplies from aquifers that have allegedly been contaminated. The plaintiffs are also seeking damages in an unspecified amount arising from the plaintiffs' alleged fear of exposure to carcinogens and the alleged interference with the plaintiffs' quiet enjoyment of their property. The plaintiffs are also seeking an unspecified amount of punitive damages.

     Richard D. Warden and Nancy J. Warden v. EOTT Energy Pipeline Limited Partnership and EOTT Energy Corp., Case No. CIV-02-370 L, In the United States District Court for the Western District of Oklahoma. In this lawsuit, filed on February 28, 2002, the plaintiffs are landowners, seeking damages allegedly arising from a release of crude oil from a pipeline owned by us. Although we undertook extensive remediation efforts with respect to the crude oil release that is the subject of this lawsuit, plaintiffs allege that we did not properly remediate the crude oil release and claim causes of action for negligence, gross negligence, unjust enrichment, and nuisance. Due to the early stages of the proceeding, it is not possible for us to speculate on the possible outcome of this matter. We believe that the ultimate resolution of this matter, however, will not have a materially adverse impact on our financial position or results of operations.

     David A. Huettner, et al v. EOTT Energy Partners, L.P., et al, Case No. 1:02 CV-917, In the United States District Court, Northern District of Ohio Eastern Division ("Securities Suit"). This lawsuit was filed on May 15,

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2002, for alleged violations of the Securities and Exchange Act of 1934 and common law fraud. The suit was brought by three of our former unitholders who claim that our General Partner, certain of the officers and directors of Enron and our General Partner and our independent accountants were aware of material misstatements or omissions of information within various press releases, SEC filings and other public statements, and failed to correct the alleged material misstatements or omissions. Plaintiffs maintain that they were misled by our press releases, SEC filings and other public statements when purchasing our common units and were financially damaged thereby. On June 28, 2002, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order that provides for the transfer of this case to the Southern District of Texas for consolidated pretrial proceedings with other lawsuits asserting securities claims against Enron and Arthur Andersen. On September 20, 2002, EOTT Energy Partners, L.P. filed a motion to dismiss on the basis of the plaintiff's failure to state a claim upon which relief can be granted. EOTT Energy Corp. joined in that motion on October 11, 2002. Due to the recent filing of this lawsuit, we have been unable to thoroughly investigate the validity of the Plaintiff's allegations, but based on management's current knowledge, we believe the allegations are without merit. Our assessment does not indicate that it is probable that a liability has been incurred and therefore, we have not recorded a contingent liability. We can provide no assurances regarding the outcome of this lawsuit, but will continue to gather and analyze new information as it becomes available.

     Big Warrior Corporation v. Enron Transportation Services, Inc., EOTT Energy Corp., REM Services, Inc., Enron Pipeline Services Company, et al., Case No. 2:02CV749PG, In the United States District Court for the Southern District of Mississippi, Hattiesburg Division. This case was filed in the Circuit Court of Jones County Mississippi on September 5, 2002. EOTT filed a Notice of Removal to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, which was granted on September 11, 2002. In October 2001, EPSC awarded a contract to Big Warrior Corporation ("Big Warrior") for the construction of EOTT Energy Pipeline Limited Partnership's new ten-inch (10") crude oil pipeline that runs from Lumberton, Mississippi to Eucutta, Mississippi. Big Warrior alleges that EOTT Energy Corp. ratified and accepted the contract and other alleged agreements associated therewith. In this lawsuit, Big Warrior is seeking payment (under various theories) of unanticipated additional costs that allegedly resulted from adjustments to the project work schedule and EPSC's alleged failure to timely procure necessary rights of way and rights of ingress and egress. Big Warrior has asserted claims for breach of contract, quantum meruit, fraud and misrepresentation, tortious interference with contractual relations, civil conspiracy, and negligence. Big Warrior is claiming actual and punitive damages of up to $30 million. Big Warrior also seeks the enforcement of mechanics' and materialmens' liens it has filed against EOTT's pipeline. Due to the early stages of the proceeding, it is not possible for us to speculate on the possible outcome of this matter. We believe that the ultimate resolution of this matter, however, will not have a materially adverse impact on our financial position or results of operations.

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Enron received a request for information from the Environmental Protection Agency ("EPA") under Section 308 of the Clean Water Act, requesting information regarding certain spills and releases from oil pipelines owned or operated by Enron and its affiliated companies for the time period July 1, 1998 to July 11, 2001. The only domestic crude oil pipelines owned or operated by Enron at the time of the request were the Partnership's pipelines. The Partnership's pipelines have been operated by either the General Partner, a wholly-owned subsidiary of Enron, or EPSC for the time period in question. At the time the EPA issued the Section 308 request to Enron, EPSC operated the Partnership's pipelines on the Partnership's behalf. The General Partner and EPSC retain operator liability for the time period at issue. Enron responded to the EPA's
Section 308 request in its capacity as the operator of the pipelines actually owned by the Partnership. The Partnership retains all liability for the pipelines for which an owner would be responsible. In addition to the retention of ownership liability, the Partnership may also be required to indemnify the General Partner and its Affiliates with regard to any environmental charges. Under the terms of the Partnership Agreement, the Partnership is obligated to indemnify the General Partner and its Affiliates (including Enron) for all losses associated with activities undertaken on behalf of the Partnership. This indemnification obligation is limited to actions undertaken in good faith, and may only be satisfied from the Partnership's assets. Enron's bankruptcy does not affect the Partnership's liability as owner of the pipelines, nor does it affect the Partnership's indemnification obligations under the Partnership Agreement. While the Partnership cannot predict the outcome of the EPA's Section 308 review, it may not lead to any finding of environmental liability by any party. Since the outcome of the EPA 308 request is not known, the Partnership is unaware of any potential liability of the Partnership, Enron or its affiliates. However, the Partnership assumes that it is fully responsible as owner for any environmental claims or fines in relation to the pipelines (subject to insurance claims or other third party claims to which the Partnership might be entitled). Consequently, the Partnership does not believe Enron's bankruptcy has a material impact on the Partnership's environmental liability.

     In 2001, expenses incurred for spill clean up and remediation costs related to the assets purchased from Tex-New Mex increased significantly. In addition, the increase in the environmental liability shown below is primarily attributable to new spills and revisions to remediation estimates related to the assets purchased from Tex-New Mex. Based on our experience with these assets, we filed an amended cross-claim against Tex-New Mex, as previously discussed, alleging contingent claims for potential remediation issues not yet known to us. We allege that Tex-New Mex failed to report spills, underreported spills, failed to properly respond to leaks in the pipeline and engaged in other activities with regard to the pipeline that may result in future remediation liabilities. We did not include any amounts in our cross-claim. We obtained a $20 million 10 year insurance policy in connection with the acquisition from Tex-New Mex believing that amount would be sufficient to cover remediation requirements along the pipeline. After 3 years into the term of the insurance policy, we have completely exhausted the amount of our insurance coverage. At September 30, 2002, remaining remediation estimates accrued to clean up the Kniffen Estates spill previously discussed were approximately $2.8 million. The total estimated environmental liability at September 30, 2002 and December 31, 2001, was $12.3 million and $6.8 million, respectively. A roll forward of the liability is as follows (in millions):

        Environmental reserve at 12/31/01                          $    6.8
        Total expenditures, net of insurance recovery                  (4.2)
        New spills and revisions to remediation estimates               9.7
                                                                   --------
        Environmental reserve at 9/30/02                           $   12.3
                                                                   ========

We can give no assurance that actual future expenditures will not differ from the amounts currently estimated.

     The presence of MTBE in some water supplies in California and other states due to gasoline leakage from underground and above-ground storage tanks, automobile and tanker truck accidents, pipelines and certain other sources, including operation of recreational watercraft on surface waters, has led to public concern that MTBE has contaminated drinking water supplies, and thereby resulted in a possible health risk. As a result, in 1999, the Governor of California ordered the ban of the use of MTBE as a gasoline component by the end of 2002. The Governor of California extended the deadline for the ban of the use of MTBE in California to December 31, 2003, based on concerns about the availability and cost of alternatives to MTBE. Heightened public awareness has also

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

resulted in other states, the federal government and the EPA either passing or proposing restrictions on, or banning the use of, MTBE. For example, provisions are included within the federal government's proposed Energy Policy Act of 2002 that would ban the use of MTBE four years post enactment. However, the proposed Energy Policy Act of 2002 also includes provisions that would provide monetary assistance to domestic MTBE producers to be used to defray the costs associated with the transition of current MTBE production facilities into facilities producing MTBE substitutes. In addition, MTBE is being further regulated through drinking water and remediation standards.

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

     We may experience future releases of crude oil into the environment or discover releases that were previously unidentified. While an inspection program is maintained on our pipelines to prevent and detect such releases, and operational safeguards and contingency plans are in place for the operation of our processing facilities, damages and liabilities incurred due to any future environmental releases could affect our business. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that there are no outstanding potential liabilities or claims relating to safety and environmental matters that we are currently aware of the resolution of which, individually or in the aggregate, would have a materially adverse effect on our financial position or results of operations. Our environmental expenditures include amounts spent on permitting, compliance and response plans, monitoring and spill cleanup and other remediation costs. In addition, we could be required to spend substantial sums to ensure the integrity of our pipeline systems, and in some cases, we may take pipelines out of service if we believe the costs of upgrades will exceed the value of the pipelines.

     No assurance can be given as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently estimated. In the event of future increases in costs, we may be unable to pass on those increases to our customers.


11. BUSINESS SEGMENT INFORMATION

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY BUSINESS SEGMENT
(In Thousands)

                                             NORTH
                                            AMERICAN                               WEST     CORPORATE
                                           CRUDE OIL    PIPELINE     LIQUIDS      COAST        AND
                                            - EOR      OPERATIONS    (c)(d)     OPERATIONS   OTHER (e)  CONSOLIDATED
                                          ----------   ----------  ----------   ----------  ----------  ------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Revenue from external customers .......   $  36,347    $   6,553   $  56,951   $   3,150    $     -      $ 103,001
Intersegment revenue (b) ..............      (2,777)      20,021         -            86      (17,330)         -
                                          ---------    ---------   ---------   ---------    ---------    ---------
   Total operating revenue ............      33,570       26,574      56,951       3,236      (17,330)     103,001
                                          ---------    ---------   ---------   ---------    ---------    ---------
Cost of sales .........................      21,137        1,749      45,444         153      (17,330)      51,153
Operating expenses ....................      11,867       15,260       9,167       3,327          -         39,621
Depreciation and
  amortization-operating ..............       1,381        5,171       1,370         537          -          8,459
                                          ---------    ---------   ---------   ---------    ---------    ---------
Gross profit (loss) ...................        (815)       4,394         970        (781)         -          3,768
                                          ---------    ---------   ---------   ---------    ---------    ---------
Operating income (loss) ...............      (4,523)       1,087         784      (1,287)      (9,633)     (13,572)
Other expense, net ....................         -            -           -           -        (13,045)     (13,045)
                                          ---------    ---------   ---------   ---------    ---------    ---------
Net income (loss) .....................      (4,523)       1,087         784      (1,287)     (22,678)     (26,617)
                                          ---------    ---------   ---------   ---------    ---------    ---------
Depreciation, amortization and
  impairments .........................       1,381        5,171       1,370         537          823        9,282
                                          ---------    ---------   ---------   ---------    ---------    ---------

-----------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenue from external customers (a)....   $  59,959     $  6,518    $ 21,993    $  2,140    $    -       $  90,610
Intersegment revenue (b)...............      (5,104)      27,690        -          1,314      (23,900)        -
                                          ----------    --------    --------    --------    ---------    ---------
   Total operating revenue.............      54,855       34,208      21,993       3,454      (23,900)      90,610
                                          ---------     --------    --------    --------    ---------    ---------
Cost of sales..........................      33,949        1,660         104         764      (23,900)      12,577
Operating expenses.....................      12,716       12,522      10,033       3,098         -          38,369
Depreciation and
  amortization-operating ..............       1,498        5,415       1,529         405         -           8,847
                                          ---------     --------    --------    --------    ---------    ---------
Gross profit (loss)....................       6,692       14,611      10,327        (813)        -          30,817
                                          ---------     --------    --------    --------    ---------    ---------
Operating income (loss)................       2,556       12,985       9,543      (2,156)      (5,511)      17,417
Other expense, net.....................        -             -          -           -         (10,054)     (10,054)
                                          ---------     --------    --------    --------    ---------    ---------
Net income (loss)......................       2,556       12,985       9,543      (2,156)     (15,565)       7,363
                                          ---------     --------    --------    --------    ---------    ---------
Depreciation and amortization..........       1,498        5,415       1,529         405          751        9,598
                                          ---------     --------    --------    --------    ---------    ---------

----------------------------------------------------------------------------------------------------------------------

                           EOTT ENERGY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             NORTH
                                           AMERICAN                                       WEST         CORPORATE
                                           CRUDE OIL       PIPELINE       LIQUIDS        COAST            AND
                                             - EOR        OPERATIONS       (c)(d)      OPERATIONS       OTHER (e)    CONSOLIDATED
                                        ------------      ----------    -----------    ----------      ----------    ------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenue from external customers (a) ...    $ 126,138       $  19,352      $ 147,028      $  11,527       $     -         $ 304,045
Intersegment revenue (b) ..............      (10,245)         62,991            -               86         (52,832)            -
                                           ---------       ---------      ---------      ---------       ---------       ---------
   Total operating revenue ............      115,893          82,343        147,028         11,613         (52,832)        304,045
                                           ---------       ---------      ---------      ---------       ---------       ---------
Cost of sales .........................       70,173           2,433        107,906          1,486         (52,832)        129,166
Operating expenses ....................       35,588          37,001         23,856          8,639             -           105,084
Depreciation and
  amortization-operating ..............        4,299          15,548          4,092          1,443             -            25,382
                                           ---------       ---------      ---------      ---------       ---------       ---------
Gross profit ..........................        5,833          27,361         11,174             45             -            44,413
                                           ---------       ---------      ---------      ---------       ---------       ---------
Operating income (loss) ...............       (8,059)         20,354         10,526         (1,329)        (21,314)            178
Other expense, net ....................          -               -              -              -           (36,423)        (36,423)
                                           ---------       ---------      ---------      ---------       ---------       ---------
Net income (loss) .....................       (8,059)         20,354         10,526         (1,329)        (57,737)        (36,245)
                                           ---------       ---------      ---------      ---------       ---------       ---------
Depreciation, amortization and
  impairments .........................        5,467          15,548          4,092          1,443           2,453          29,003
                                           ---------       ---------      ---------      ---------       ---------       ---------



NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenue from external customers (a) ...    $ 180,745       $  19,580      $  21,993      $  17,065      $      -         $ 239,383
Intersegment revenue (b) ..............      (14,229)         78,324            -            3,016         (67,111)            -
                                           ---------       ---------      ---------      ---------       ---------       ---------
   Total operating revenue ............      166,516          97,904         21,993         20,081         (67,111)        239,383
                                           ---------       ---------      ---------      ---------       ---------       ---------
Cost of sales .........................       98,414           2,315            104          7,925         (67,111)         41,647
Operating expenses ....................       39,406          32,697         10,033         10,313             -            92,449
Depreciation and
  amortization-operating ..............        4,531          16,388          1,529          1,729             -            24,177
                                           ---------       ---------      ---------      ---------       ---------       ---------
Gross profit ..........................       24,165          46,504         10,327            114             -            81,110
                                           ---------       ---------      ---------      ---------       ---------       ---------
Operating income (loss) ...............       12,826          41,494          9,543         (3,611)        (17,973)         42,279
Other expense, net ....................          -               -              -              -           (25,514)        (25,514)
                                           ---------       ---------      ---------      ---------       ---------       ---------
Net income (loss) before cumulative
   effect of accounting change ........       12,826          41,494          9,543         (3,611)        (43,487)         16,765
                                           ---------       ---------      ---------      ---------       ---------       ---------
Depreciation and amortization .........        4,531          16,388          1,529          1,729           2,318          26,495
                                           ---------       ---------      ---------      ---------       ---------       ---------

-----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS AT SEPTEMBER 30, 2002.....    $ 461,200       $ 287,150      $  93,599      $  36,726      $   42,233      $  920,908
                                           ---------       ---------      ---------      ---------      ----------      ----------
TOTAL ASSETS AT DECEMBER 31, 2001......      629,199         290,805         85,961         48,091          46,454       1,100,510
                                           ---------       ---------      ---------      ---------      ----------      ----------

----------------------------------------------------------------------------------------------------------------------------------

(a) Reclassified to reflect mark to market gains and losses on energy trading contracts on a net basis. See Note 2.
(b) Intersegment revenue for North American Crude Oil - EOR and West Coast Operations is at prices comparable to those received from external customers. Intersegment revenue for Pipeline Operations is primarily transportation costs charged to North American Crude Oil - EOR for the transport of crude oil at published pipeline tariffs.
(c)   The Liquids Operations were acquired on June 30, 2001.
(d) Prior to the filing of EGLI's bankruptcy, revenue from external customers included a processing fee for converting feedstocks into products at the MTBE Plant and storage and transportation fees related to the Mont Belvieu Facility. Subsequent to EGLI's bankruptcy, we began operating the MTBE Facility as a merchant operation and therefore revenue from external customers reflects sales of MTBE or other products.
(e)   Corporate and Other also includes intersegment eliminations.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INFORMATION REGARDING FORWARD-LOOKING INFORMATION

     The statements in this Quarterly Report on Form 10-Q that are not historical information are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may vary materially from those in the forward-looking statements as a result of various factors. See in this section, "Recent Events Concerning Our Bankruptcy," "Recent Events Concerning the Impact of the Bankruptcy of Enron and Certain of Its Subsidiaries and Related Events," "Liquidity and Capital Resources," and "Outlook" for statements regarding important factors that could cause actual results to differ materially from those in the forward-looking statements herein. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that these are all the factors that could cause actual results to vary materially or that our expectations regarding future developments will prove to be correct.

RECENT EVENTS CONCERNING OUR BANKRUPTCY

     On October 8, 2002, we filed pre-negotiated voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The filing was made in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "EOTT Bankruptcy Court"). Our bankruptcy case will be jointly administered with our affiliated entities, being EOTT Energy Finance Corp., EOTT Energy General Partner, L.L.C., EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership and EOTT Energy Liquids, L.P. We are operating as debtors-in-possession under the Bankruptcy Code, which means we continue to remain in possession of our assets and properties and continue our day-to-day operations. Our first day orders as approved by the EOTT Bankruptcy Court authorized us to, among other things:

     o Continue to pay all crude oil and feedstock suppliers for pre-and post-petition amounts due;

     o Continue to pay critical vendors in the ordinary course of business, for pre-and post-petition amounts due, subject to certain conditions;

     o   Continue employee regular pay and benefits.

     Additionally, our general partner, EOTT Energy Corp. (the "General Partner") which is a wholly-owned subsidiary of Enron Corp. ("Enron"), filed a voluntary petition for reorganization under Chapter 11 on October 21, 2002 in the EOTT Bankruptcy Court. EOTT Energy Corp. filed in order to join in our voluntary, pre-negotiated restructuring plan filed on October 8, 2002. On October 24, 2002, the EOTT Bankruptcy Court administratively consolidated the General Partner's bankruptcy filing with our previously filed cases and provided for the General Partner to be subject to the same first-day orders.

     Our ongoing business operations will be significantly affected if our restructuring plan is not approved. If our restructuring plan is not confirmed, or if we do not have sufficient liquidity to maintain operations during our Chapter 11 proceeding, we may be forced to liquidate our assets and distribute the proceeds to creditors under the Bankruptcy Code. In addition, the Restructuring Agreement (and related agreements) may be terminated by any of the parties, except for us, if the transactions contemplated by the restructuring plan do not occur on or before March 31, 2003. We can make no assurance that the EOTT Bankruptcy Court will confirm the proposed restructuring plan or that our business operations will continue should confirmation be denied.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Restructuring Plan

     We entered into an agreement, dated October 7, 2002, with Enron, Standard Chartered Bank ("Standard Chartered"), Standard Chartered Trade Services Corporation ("SCTS"), Lehman Commercial Paper, Inc. ("Lehman Commercial") and holders of approximately 66% of the outstanding principal amount of our senior notes (the "Restructuring Agreement"). Under this Restructuring Agreement, Enron, Standard Chartered, SCTS, Lehman Commercial and our senior note holders agree to vote in favor of the restructuring plan, and to refrain from taking any action not in support of the restructuring plan.

     We anticipate the restructuring will be completed in early 2003. The restructuring plan, however, is subject to the approval of the EOTT Bankruptcy Court, and the proposed settlement agreement with Enron, discussed further below, is subject to the additional approval of the Enron Bankruptcy Court. Major provisions of the restructuring plan are as follows:

     o Enron will have no affiliation with us or our General Partner after confirmation of the restructuring plan. Our General Partner will be liquidated.

     o We will consummate the settlement agreement with Enron, described further below.

     o The MLP will be converted to a limited liability company structure. EOTT Energy LLC ("EOTT LLC") will be formed and will issue new senior unsecured notes and new units and will manage the current operating partnerships.

     o EOTT LLC will be managed by a seven-member Board of Managers. One of the managers must be the chief executive officer of EOTT LLC, and the remaining six managers will be selected by the noteholders who signed the Restructuring Agreement at the confirmation hearing for the restructuring plan.

     o We will cancel our outstanding $235 million of 11% senior unsecured notes in exchange for $100 million of 9% senior unsecured notes, plus the issuance of new equity units to holders of the unsecured notes.

     o We will cancel our current publicly traded common units, and current holders of our common units will receive 3% of newly issued units of EOTT LLC and warrants to purchase an additional 7% of the new EOTT LLC units.

     o EOTT LLC will implement a management incentive plan for certain key employees and directors of EOTT LLC. The incentive plan will reserve up to approximately 10% of EOTT LLC's units for issuance to certain key employees and directors.

     o We will issue various notes for payment for certain classes of creditors in accordance with the restructuring plan.

     o We will issue a master creditor note for the benefit of allowed general unsecured claims.

     o We will establish a separate interest-bearing account to pay administrative and priority claims.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     o We have a commitment for an exit credit facility with Standard Chartered, Lehman and other lenders for 18 months post- bankruptcy, subject to final negotiations and extension fees of $2 million.

     o Obligations under the SCTS Agreements can be extended for 6 months; provided, that such extension in each case is subject to payment of the extension fees in the amount of 1% per annum of the Maximum Commitment and further negotiations of their terms.

Settlement Agreement

     Our General Partner and we (the "EOTT Parties") entered into a settlement agreement dated October 8, 2002 (the "Enron Settlement Agreement") with Enron, Enron North America Corp., Enron Energy Services, Inc., Enron Pipeline Services Company ("EPSC"), EGP Fuels Company ("EGP Fuels") and Enron Gas Liquids, Inc. ("EGLI") (collectively, the "Enron Parties"). As part of the Settlement Agreement, Enron consented to our filing of bankruptcy in the Southern District of Texas, and Enron waived its rights of first refusal with respect to the sale of the MTBE Plant, Mont Belvieu Facility and other assets we purchased pursuant to the Purchase and Sale Agreement dated June 29, 2001 between Enron and us ("MTBE and Storage Purchase Agreement"). In connection with the settlement of outstanding claims between the Enron Parties and us, the Enron Settlement Agreement provides for the parties to enter into the following agreements:

     o Our General Partner, the EOTT Parties and EPSC entered into an Employee Transition Agreement (the "Employee Transition Agreement"), which provides for the transfer to us of certain employees of subsidiaries of Enron which perform pipeline operations services for us. This is anticipated to occur on January 1, 2003.

     o Our General Partner and EPSC entered into a Termination Agreement on October 8, 2002 (the "EPSC Termination Agreement"), which provides for the termination of the EPSC Corporate Services Agreement, dated as of December 1, 2000, as amended.

     o Our General Partner, the MLP, EOTT Energy General Partner L.L.C., EOTT Energy Operating Limited Partnership, EOTT Energy Pipeline Limited Partnership, EOTT Energy Canada Limited Partnership and Enron entered into a Termination Agreement on October 8, 2002 (the "Enron Termination Agreement"), which provides for the termination of the Corporate Services Agreement, dated as of March 24, 1994, as amended.

     o Our General Partner and EGP Fuels entered into a Termination Agreement on October 8, 2002 (the "EGPFC Termination Agreement"), which provides for the termination of the Transition Services Agreement, dated as of June 29, 2001.

     o Upon plan confirmation, we will execute a promissory note payable to Enron in the initial principal amount of $6.2 million that is guaranteed by EOTT Canada, Ltd. and our subsidiaries (the "EOTT Note"). The EOTT Note will be secured by an irrevocable letter of credit.

     o Upon plan confirmation, Enron will waive its rights of first refusal with respect to the sale of the MTBE Plant, Mont Belvieu Facility and other assets we purchased pursuant to the MTBE and Storage Purchase Agreement.

     o The employees, former employees and their covered spouses and dependents of our General Partner will continue to participate in the Enron retirement and welfare benefit plans until the effective date of the confirmation of our restructuring plan (the "Withdrawal Date"). The Enron Settlement Agreement

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         does not restrict our General Partner or us from withdrawing from the applicable Enron retirement and welfare benefit plans prior to the Withdrawal Date.

     As additional consideration and as a compromise of certain claims, on or before the effective date of our restructuring plan, we agreed to pay Enron $1,250,000. This payment is a condition precedent to the effectiveness of our restructuring plan.

     The EOTT Parties agreed, among other things, to assume obligations in our bankruptcy cases and cure defaults under the Operation and Service Agreement through:

     o the payment of all undisputed amounts payable under any monthly invoices under the Operation and Service Agreement for any period beginning after July 31, 2002 until the transition of employees under the Employee Transition Agreement;

     o the payment of (i) Enron's good faith estimate of its costs incurred under the Operation and Services Agreement, since its last deliverable invoice through the effective date of the Employee Transition Agreement, and (ii) the reasonable wind-down costs incurred by Enron as a result of the transition of eligible transition employees pursuant to the terms of the Employee Transition Agreement; and

     o the continued effectiveness of the O&S Indemnity as provided in the Enron Settlement Agreement. The O&S Indemnity provides that our General Partner, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Operating Limited Partnership shall indemnify EPSC against claims arising from any of the following:

         o our General Partner's failure to perform its duties under the Operation and Services Agreement; and

         o our General Partner's refusal to approve EPSC recommended items or modifications in the budgets.

     The Enron Parties and the EOTT Parties also mutually released each other for any and all claims except as follows:

     o All of the parties to the Enron Settlement Agreement retained any rights to payments with regard to EGLI's inventory at the Mont Belvieu Facility pursuant to the Stipulation and Agreed Order (the "Stipulation") entered by the Enron Bankruptcy Court on April 2, 2002, rejecting the ten-year toll conversion and storage agreements (the "Toll Conversion and Storage Agreements").

     o The Enron Parties did not release the EOTT Parties for claims with respect to the Enron Note or any undisputed amounts owed to EPSC pursuant to the Operation and Service Agreement for the period beginning August 1, 2002.

     In addition, we and Enron, and various Enron related affiliates, released each other from any and all claims except those expressly reserved in the Enron Settlement Agreement.

NYSE Delisting

     On October 11, 2002 the New York Stock Exchange ("NYSE") announced it has determined that our common units (ticker symbol EOT) should be suspended immediately from listing on the NYSE because of our

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Chapter 11 bankruptcy filing and the fact that our common units had recently traded below $1.00. A copy of the NYSE press release announcing this suspension is attached hereto as an exhibit. While we have a right of review of this determination by the NYSE, we will not object to the suspension, in light of our plan of reorganization. The NYSE has commenced formal delisting procedures with the SEC to delist the common units from the NYSE. Our common units, which will be eliminated under our plan of reorganization are currently traded over the counter and listed in the Pink Sheets under the symbol EOTPQ. Upon our re-emergence from bankruptcy, if our plan of reorganization is approved, we will seek listing for the equity units in EOTT LLC on an appropriate stock exchange if we meet the conditions for such listing.


RECENT EVENTS CONCERNING THE IMPACT OF THE BANKRUPTCY OF ENRON AND CERTAIN OF ITS SUBSIDIARIES AND RELATED EVENTS

     Beginning on December 2, 2001, Enron and certain subsidiaries of Enron filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the "Enron Bankruptcy Court"). Neither our General Partner nor we were included in Enron's bankruptcy. However, because of our contractual relationships with Enron and certain of its subsidiaries at the time of the filing of Enron's and its subsidiaries' bankruptcy petitions, the bankruptcy has impacted us in various ways, discussed below and in our Annual Report on Form 10-K for the year ending December 31, 2001.

Rejection of Toll Conversion and Storage Agreements; Claims Against Enron's Bankruptcy Estate

     We were adversely impacted as a result of the inclusion of EGLI in Enron's bankruptcy proceedings. We had in place ten-year Toll Conversion and Storage Agreements with EGLI. On April 2, 2002, the bankruptcy court entered the Stipulation rejecting the Toll Conversion and Storage Agreements, which Stipulation became final and non-appealable on April 12, 2002. As a result of EGLI's non-performance under these agreements, we recorded a $29.1 million non-cash impairment at December 31, 2001.

     We have a monetary damage claim against EGLI and Enron as a result of the rejection of the agreements under the Stipulation. Accordingly, we filed claims against EGLI in the Enron Bankruptcy Court on May 12, 2002, resulting from EGLI's rejection of the Toll Conversion and Storage Agreements in the amount of $540.5 million, although the final amount of our claim has not been determined.

     In addition, Enron guaranteed EGLI's performance under the EGLI agreements; however, its guarantee was limited to $50 million under the Toll Conversion Agreement and $25 million under the Storage Agreement. Accordingly, we filed a claim against Enron in the Enron Bankruptcy Court resulting from EGLI's rejection of the agreements in the amount of $75 million. We filed additional claims against numerous Enron affiliates on October 15, 2002 totaling $213.5 million.

     Given Enron's bankruptcy, the unsecured nature of our claims against Enron, the potential for such claims to be disputed and significantly reduced, their value is uncertain at best and it is likely the claims have very little, if any, economic value to us. If approved, our restructuring plan provides that we will release Enron from all these claims in exchange for a release by Enron of claims against us exceeding $50 million, and other consideration.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Performance Collateral from Enron

     As discussed above, Enron guaranteed payments under the Toll Conversion and Storage Agreements. In addition, EGLI owed us approximately $9 million under the Toll Conversion and Storage Agreements prior to filing for bankruptcy. Pursuant to the Toll Conversion and Storage Agreements, if Enron's credit rating dropped below certain defined levels specified in these agreements, we could request within five days of this occurrence for EGLI to post letters of credit. The letters of credit could be drawn upon if EGLI failed to pay any amount owed to us under these agreements. The Toll Conversion Agreement provided that the letter of credit would be in an amount reasonably requested by us, not to exceed $25 million. The Storage Agreement provided that the letter of credit would be in an amount as reasonably requested, but no amount is specified. In late November 2001, Enron's credit rating fell below the ratings specified in these agreements. Accordingly, on November 27, 2001, we requested that EGLI post two $25 million letters of credit. In lieu of posting letters of credit, we received a $25 million deposit/performance collateral from EGLI/Enron, against which we recouped the $9 million of outstanding invoices. We applied the remaining sum, approximately $16 million, to recoup or offset a portion of our damages as a result of EGLI's rejection of the Toll Conversion and Storage Agreements. Our restructuring plan, if approved, will result in a release by Enron of any claim to the $25 million deposit/performance collateral.

Tax and Environmental Indemnities

     Our restructuring plan, if approved, will also result in us releasing Enron from any tax and environmental indemnities it may owe to us. We therefore might incur unexpected expenses for certain ad valorem taxes and potential environmental expenditures relating to the hydrocarbon processing facility (the "MTBE Plant") and the liquids storage facility (the "Mont Belvieu Facility"), or in connection with the operation of our pipelines by an Enron affiliate.

Cost and Availability of Credit

     As a result of Enron's bankruptcy, we incurred higher costs in obtaining credit than we had in the past. In addition, our trade creditors were less willing to extend credit to us on an unsecured basis and the amount of letters of credit we have been required to post for our marketing activities increased significantly, contributing to the necessity of our Chapter 11 bankruptcy filing. See further discussion in Note 7 to our Condensed Consolidated Financial Statements.

Board of Directors of Our General Partner

     On April 10, 2002, three independent directors joined the board of directors of our General Partner, allowing the General Partner to reconstitute its audit committee (the "Audit Committee"). On September 26, 2002, the remaining two Enron affiliated directors resigned, leaving the board in the control of our three independent directors. In addition to the board restructure, the Board of Directors of our General Partner created a restructuring committee by resolution dated March 13, 2002 (the "Restructuring Committee") and reduced the number of directors from seven to five, such that independent directors immediately constituted a majority of our board of directors. The Restructuring Committee was given powers and authority of the board of directors with respect to any restructuring transactions concerning the General Partner or any of its affiliates or the MLP or any of its affiliates. The Restructuring Committee was also given the power and authority over the commencement by us of any bankruptcy proceedings under Title 11. With the agreement of Enron, Standard Chartered, SCTS and a majority of the outstanding principal amount of our senior notes, we filed for reorganization under Chapter 11 of the Bankruptcy Code. See "Recent Events Concerning Our Bankruptcy".

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Our General Partner's Operation and General Administration of the Partnership

     We have liabilities of approximately $37.9 million owing to Enron and its affiliates as of September 30, 2002, including the General Partner, under various agreements. Under our restructuring plan, if approved, these liabilities to Enron will be fully settled. See "Recent Events Concerning our Bankruptcy - Settlement Agreement". See Note 8 to our Condensed Consolidated Financial Statements.

Delay in Filing Periodic Reports/Unaudited Annual Financial Statements

     Because of the withdrawal of our former independent accountants, Arthur Andersen LLP, on February 5, 2002, the time necessary to select PricewaterhouseCoopers ("PWC") as our new independent accountants, and the time required for completion of our audit for 2001, we were unable to timely file our Form 10-K Annual Report for the period ending December 31, 2001 ("Form 10-K"). We subsequently filed our Form 10-K on May 31, 2002. Due to the delay in filing our Form 10-K we were unable to timely file our Quarterly Report on Form 10-Q for the period ending March 31, 2002. We subsequently filed our first quarter Form 10-Q on June 19, 2002. In addition, as more fully disclosed in the Form 10-K, financial statements included in the Form 10-K for the years 1999 and 2000 were unaudited. We requested PWC, our current auditors, to audit the financial statements for the years 1999 and 2000. We have not yet received a response to this request.

OVERVIEW

     Through our four operating limited partnerships, EOTT Energy Operating Limited Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Pipeline Limited Partnership, and EOTT Energy Liquids, L.P., we purchase, gather, transport, store, process and resell crude oil, refined petroleum products, natural gas liquids and other related products. Our principal business segments are our North American Crude Oil - East of Rockies, our Pipeline Operations, our Liquids Operations and our West Coast Operations. See Note 11 to our Condensed Consolidated Financial Statements for certain financial information by business segment.

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

     We operate the business differently as market conditions change. During periods when the demand for crude oil is weak, the market for crude oil is often in "contango," meaning that the price of crude oil in a given month is less than the price of crude oil in a subsequent month. In a contango market, storing crude oil is favorable, because storage owners or those having access to such storage at major trading locations can simultaneously purchase production at low current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is "backwardated," meaning that the price of crude oil in a given month exceeds the price of crude oil in a subsequent month. A backwardated market has a positive impact on marketing margins because crude oil gatherers can capture a premium for prompt deliveries.

Pipeline Operations

     Pipeline revenues and gross profit are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. Transporting crude oil at published pipeline tariffs for our North American Crude Oil - East of Rockies business segment, generates a majority of our pipeline revenues. Approximately 76% of the revenues of our Pipeline Operations business segment are generated from tariffs charged to our North American Crude Oil - East of Rockies business segment and sales of crude oil inventory to our North American Crude Oil - East of Rockies business segment. Changes in revenues and pipeline operating costs, therefore, are relevant to the analysis of financial results of the Pipeline Operations business segment and are addressed in the following discussions of the Pipeline Operations business segment.

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

     Until the Storage Agreement was rejected by EGLI and the Stipulation was approved by the Enron Bankruptcy Court on April 2, 2002, we were unable to market the storage facility or enter into third party spot or term contracts. As a result, we could only charge an administrative fee to EGLI until the contract was rejected under the Stipulation, which became final and non-appealable on April 12, 2002. We are currently in the process of rebuilding our customer base, and have recaptured approximately half of historically normal storage and throughput volumes.


ACQUISITIONS AND DISPOSITIONS

     In June 2001, we purchased certain liquids processing, storage and transportation assets located in the Texas Gulf Coast region through our wholly-owned subsidiary, EOTT Energy Liquids, L.P. and concurrently entered into ten-year Toll Conversion and Storage Agreements. We paid $117 million in cash to Enron and State Street Bank and Trust Company of Connecticut, National Association, Trustee. The assets held by the Trustee were held under a lease financing arrangement with Enron. Immediately prior to the acquisition, all of the assets were operated by EGP Fuels.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001.

     We reported a net loss of $26.6 million or $0.92 per diluted unit for the third quarter of 2002 compared to net income of $7.4 million or $0.26 per diluted unit for the third quarter of 2001. The decrease in net income is due to a $31.0 million decrease in operating income and an increase of $3.2 million in interest and financing costs in the third quarter of 2002 compared to the third quarter of 2001. The primary factors affecting operating income are as follows:

     o Lower gross profit of $7.5 million from our North American Crude Oil - East of Rockies business segment. The primary factors affecting gross profit in this segment are:

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         -- Reduction in our crude oil marketing activities and lease volumes purchased in the third quarter of 2002 compared to the same period in 2001. The reduction in marketing activities and lease volumes purchased reflects the loss of certain lease and spot barrels as a result of increased requests for credit from our suppliers and other factors resulting from Enron's bankruptcy as well as the overall credit environment in the energy industry. Crude oil lease volumes averaged 267,000 barrels per day ("bpd") in the third quarter of 2002 compared to 354,000 bpd in the third quarter of 2001. Total sales volumes averaged 456,000 bpd in the third quarter of 2002 compared to 943,000 bpd in the third quarter of 2001.

         -- Two primary market factors which affect our crude oil marketing business are the forward price spread between field postings and liquid market locations, called P+ and grade differentials (largely represented by the price spread between West Texas Intermediate ("WTI") and West Texas Sour ("WTS") crude oil). The spread between WTI and WTS crude oil averaged $1.03 per barrel in the third quarter of 2002 compared to $2.05 per barrel in the same period in 2001. P+ averaged $3.44 per barrel in the third quarter of 2002 compared to $3.42 per barrel in the third quarter of 2001.

     o Lower revenues from our Pipeline Operations of $7.6 million reflecting reduced lease volumes transported by our North American Crude Oil - East of Rockies business segment. Average volumes transported in the third quarter of 2002 were 391,000 bpd compared to 507,000 bpd for the comparable period in 2001. Revenue per barrel was $0.74 per barrel in the third quarter of 2002 compared to $0.73 per barrel in the third quarter of 2001.

     o Higher expenses from our Pipeline Operations of approximately $4.1 million which is primarily attributable to higher environmental costs ($1.5 million), severance costs ($0.3 million), higher operating costs ($0.5 million) and higher employee expenses ($0.6 million).

     o   Lower operating loss of $0.9 million from our West Coast operations.

     o Lower operating income of $8.7 million from our Liquids Operations, due to the transition of these operations to a merchant function subsequent to EGLI's bankruptcy, and lower than anticipated production volumes.

     o Overall, corporate and other costs increased by $4.2 million. The primary factors contributing to the increased costs were related to Enron's bankruptcy and restructuring costs related to our Chapter 11 filing. These increases included restructuring costs of $2.5 million, severance costs of $0.6 million and higher insurance costs of $0.5 million.

     The primary factors affecting interest and financing costs are as follows:

     o Facility fees on the credit facilities with Standard Chartered and SCTS are $2.3 million for the third quarter of 2002.

     o Letter of credit costs have increased $1.9 million under the new Credit Facility. Letters of credit outstanding at September 30, 2002 and June 30, 2002 were $235.8 million and $275.7 million, respectively, with fees up to 3% per annum. Letters of credit outstanding at September 30, 2001 and June 30, 2001 were $147.6 million and $120.7 million, respectively, with fees up to .375% per annum.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     o Interest on working capital loans decreased $1.3 million. Amounts outstanding under financing facilities were $157.0 million and $147.1 million at September 30, 2002 and June 30, 2002, respectively with borrowing rates of LIBOR plus 300 basis points. Amounts outstanding under financing facilities were $198.0 million and $270.0 million ($117 million was financed on June 30, 2001 in connection with the Liquids acquisition) at September 30, 2001 and June 30, 2001 respectively with borrowing rates which ranged from LIBOR plus 75 basis points to LIBOR plus 250 basis points.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001.

     We reported a net loss of $36.2 million or $1.25 per diluted unit for the first nine months of 2002 compared to net income of $17.8 million or $0.64 per diluted unit for the first nine months of 2001. We adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, and changed the method of valuing inventory used in our energy trading activities from average cost to fair value effective January 1, 2001. The net cumulative effect of adopting these accounting changes was $1.1 million and is reflected as an increase in net income in the Condensed Consolidated Statements of Operations.

     The decrease in net income, excluding the cumulative effect of the accounting changes, compared to the same period in 2001 is due to a $42.1 million decrease in operating income and an increase of $11.4 million in interest and financing costs in the first nine months of 2002 compared to the first nine months of 2001. The primary factors affecting operating income are as follows:

     o Lower gross profit of $18.4 million from our North American Crude Oil - East of Rockies business segment. The primary factors affecting gross profit in this segment are:

         -- Reduction in our crude oil marketing activities and lease volumes purchased in the first nine months of 2002 compared to the first nine months of 2001. The reduction in marketing activities and lease volumes purchased reflects the loss of certain lease and spot barrels as a result of increased requests for credit from our suppliers and other factors resulting from Enron's bankruptcy as well as the overall credit environment in the energy industry. Crude oil lease volumes averaged 288,000 bpd in the first nine months of 2002 compared to 367,000 bpd in the first nine months of 2001. Total sales volumes averaged 554,000 bpd in the first nine months of 2002 compared to 919,000 bpd in the first nine months of 2001.

         -- Stronger crude oil market conditions in the first nine months of 2001. P+ averaged $3.18 per barrel in the first nine months of 2002 compared to $ 3.34 per barrel in the first nine months of 2001. The spread between WTI and WTS crude oil averaged $1.26 per barrel in the first nine months of 2002 compared to $3.18 per barrel in the same period in 2001.

     o We recorded a $1.2 million impairment loss related to a marine facility we own in Louisiana in the second quarter of 2002.

     o Lower revenues from our Pipeline Operations of $15.5 million reflecting reduced lease volumes transported by our North American Crude Oil - East of Rockies business segment. Average volumes transported in the first nine months of 2002 were 418,000 bpd compared to 518,000 bpd for the comparable period in 2001. Revenue per barrel was $0.72 per barrel in the first nine months of 2002 compared to $0.69 per barrel in the first nine months of 2001.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     o Expenses for our Pipeline Operations increased approximately $5.2 million primarily reflecting higher environmental costs of $2.3 million, higher employee expenses of $1.0 million, severance costs of $0.3 million and higher operating costs of $1.2 million.

     o Higher operating income of $1.0 million from our Liquids Operations which were acquired in June 2001.

     o Operating loss from our West Coast Operations decreased $2.3 million due to the sale of the West Coast gathering and marketing business in June 2001.

     o Corporate and other costs increased approximately $3.3 million. The primary factors contributing to the increased costs related to Enron's bankruptcy and restructuring costs related to our Chapter 11 filing. The increased costs included restructuring costs of $2.6 million, severance costs of $0.7 million, higher accounting costs of $0.4 million and higher insurance costs of $1.5 million. These costs were offset by a $1.1 million settlement of an insurance claim in the first quarter of 2002 and a $1.3 million gain on the sale of our two NYMEX seats in the second quarter of 2002.

     The primary factors affecting interest and financing costs are as follows:

     o Facility fees on the credit facilities with Standard Chartered and SCTS were $5.8 million for the first nine months of 2002.

     o Letter of credit costs have increased $4.3 million under the new Credit Facility. Letters of credit outstanding at September 30, 2002 and December 31, 2001 were $235.8 million and $196.1 million, respectively, with fees up to 3% per annum. Letters of credit outstanding at September 30, 2001 and December 31, 2000 were $147.6 million and $103.3 million, respectively, with fees up to .375% per annum.

     o Interest on working capital loans increased $1.0 million. Amounts outstanding under financing facilities were $157.0 million and $182.5 million at September 30, 2002 and December 31, 2001, respectively, with borrowing rates of LIBOR plus 300 basis points. Amounts outstanding under financing facilities were $198.0 million ($117 million financed on June 30, 2001 for Liquids acquisition) and $45 million at September 30, 2001 and December 31, 2000, respectively, with borrowing rates which ranged from LIBOR plus 75 basis points to LIBOR plus 250 basis points.

Selected financial data for EOTT's business segments are summarized below, in millions:

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                       --------------------------      -------------------------
                                                           2002          2001              2002          2001
                                                       -----------    -----------      -----------   -----------
Operating Revenues:
   North American Crude Oil - East of Rockies (1)....  $      33.6    $     54.8       $     115.9   $     166.5
   Pipeline Operations...............................         26.6          34.2              82.4          97.9
   West Coast Operations (1).........................          3.2           3.5              11.6          20.1
   Liquids Operations (2)............................         56.9          22.0             147.0          22.0
   Intersegment Eliminations.........................        (17.3)        (23.9)            (52.8)        (67.1)
                                                       -----------    ----------       -----------   -----------
   Total.............................................  $     103.0    $     90.6       $     304.1   $     239.4
                                                       ===========    ==========       ===========   ===========

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                       --------------------------      -------------------------
                                                           2002          2001              2002          2001
                                                       -----------    -----------      -----------   -----------
Gross profit:
   North American Crude Oil - East of Rockies  (3)...  $      (0.8)   $      6.7       $       5.8   $      24.2
   Pipeline Operations...............................          4.4          14.6              27.3          46.5
   West Coast Operations.............................         (0.8)         (0.8)              0.1           0.1
   Liquids Operations................................          1.0          10.3              11.2          10.3
                                                       -----------    ----------       -----------   -----------
   Total.............................................  $       3.8    $     30.8       $      44.4   $      81.1
                                                       ===========    ==========       ===========   ===========

Operating income (loss):
   North American Crude Oil - East of Rockies  (3)...  $      (4.5)   $      2.6       $      (8.1)  $      12.9
   Pipeline Operations  .............................          1.1          13.0              20.4          41.5
   West Coast Operations  ...........................         (1.3)         (2.2)             (1.3)         (3.6)
   Liquids Operations................................          0.8           9.5              10.5           9.5
   Corporate and Other...............................         (9.7)         (5.5)            (21.3)        (18.0)
                                                       -----------    ----------       -----------   -----------
   Total.............................................  $     (13.6)   $     17.4       $       0.2   $      42.3
                                                       ===========    ==========       ===========   ===========



(1) The FASB reached a consensus on certain issues raised in EITF Issue No. 02-3 which requires mark-to-market gains and losses on energy trading contracts to be shown net in the income statement. Comparative financial information has been reclassified to conform to the new presentation.

(2) Prior to the filing of EGLI's bankruptcy, revenue from external customers included a processing fee for converting feedstocks into products at the MTBE plant and storage and transportation fees related to the Mont Belvieu Facility. Subsequent to EGLI's bankruptcy, we began operating the MTBE Facility as a merchant operation and therefore revenue from external customers reflects sales of MTBE or other products.

(3) Includes intersegment transportation costs from the Pipeline Operations segment for the transport of crude oil at published pipeline tariffs and purchases of crude oil inventory from the Pipeline Operations segment. Intersegment costs from the Pipeline Operations were $20.0 million and $63.0 million for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, intersegment costs from the Pipeline Operations segment were $27.7 million and $78.3 million, respectively.


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001.

     North American Crude Oil - East of Rockies. The North American Crude Oil - East of Rockies segment had an operating loss of $4.5 million for the third quarter of 2002 compared to operating income of $2.6 million for the same period in 2001. Gross profit decreased $7.5 million from $6.7 million in the third quarter of 2001 to a loss of $0.8 million in the third quarter of 2002 due primarily to reductions in our marketing activities and lease volumes purchased in the third quarter of 2002. These reductions are primarily due to increased requests for credit from our suppliers (our ability to respond was limited by our existing credit capacity) and other factors resulting from Enron's bankruptcy and the stronger crude oil market conditions in the third quarter of 2001. The spread between WTI and WTS averaged $1.03 per barrel and $2.05 per barrel for the quarter ended September 30, 2002 and 2001, respectively. P+ averaged $3.44 per barrel and $3.42 per barrel for the quarter ended September 30, 2002 and 2001, respectively. Expenses, including depreciation, of $17.1 million for the third quarter of 2002 decreased by $1.4 million compared to the third quarter of 2001 due primarily to lower employee costs of $1.7 million partially offset by severance costs of $0.7 million. Intersegment costs charged by our Pipeline Operations segment were $20.0 million and $ 27.7 million for the three months ended September 30, 2002 and 2001, respectively.

     Pipeline Operations. Operating income from our Pipeline Operations declined $11.9 million to $1.1 million for the third quarter of 2002 compared to $13.0 million for the same period in 2001. Revenues for the third quarter of 2002 decreased $7.6 million from $34.2 million in the third quarter of 2001 to $26.6 million in the third quarter of 2002 due primarily to a decline of volumes being transported by our North American Crude Oil - East of Rockies segment discussed above. Pipeline volumes averaged 391,000 bpd for the three months ended September 30, 2002 as compared to 507,000 bpd for the same period in 2001. Approximately $20.0 million and $27.7 million of revenues for the three months ended September 30, 2002 and 2001, respectively,

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

were generated primarily from tariffs charged to the North American Crude Oil - East of Rockies segment and sales of crude oil inventory to our North American Crude Oil - East of Rockies segment. Expenses, including depreciation and amortization, of $23.7 million for the third quarter of 2002 were $4.1 million higher compared to the third quarter of 2001 due primarily to higher operating and maintenance costs of $0.5 million, higher environmental costs of $1.5 million, severance costs of $0.3 million and higher employee expenses of $0.6 million.

     Liquids Operations. Our Liquids Operations had operating income of $0.8 million for the third quarter of 2002 compared to $9.5 million for the same period in 2001. The decline reflects the transition of these operations to a merchant function subsequent to EGLI's bankruptcy. MTBE equivalent sales volumes from the MTBE Plant averaged 14,900 bpd in the third quarter of 2002 at an average margin of $0.21 per gallon. Until the Storage Agreement was rejected by EGLI in April 2002, we could not seek customers for our Storage Facility. We are currently in the process of rebuilding our customer base, and have recaptured approximately half of historically normal storage and throughput levels. In addition, severance costs of $0.4 million were recognized in connection with reorganization initiatives.

     West Coast Operations. West Coast Operations had an operating loss of $1.3 million for the third quarter of 2002, compared to an operating loss of $2.2 million for the same period in 2001 primarily due to the sale of the crude oil operations in June 2001 offset by operational issues associated with increased volumes from new business activities and $0.4 million of severance costs.

     Corporate and Other. Corporate and Other costs were $9.7 million for the third quarter of 2002 compared to $5.5 million in the third quarter of 2001. The increase is due primarily to higher legal, accounting, severance and temporary/contract service costs (up $2.5 million, $0.1 million, $0.6 million and $0.5 million, respectively), due to the change in auditors and attorneys associated with the Enron bankruptcy and restructuring costs incurred in connection with our Chapter 11 filing, as well as an increase in insurance costs of $0.5 million as compared to the third quarter of 2001.

     Interest and related charges, net in the third quarter of 2002 were $12.9 million compared to $9.7 million for the same period in 2001. The increase is due to increased letter of credit costs and facility fees under the credit facilities ($4.2 million) partially offset by lower interest on working capital loans.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

     North American Crude Oil - East of Rockies. The North American Crude Oil - East of Rockies segment had an operating loss of $8.1 million for the first nine months of 2002 compared to operating income of $12.9 million for the same period in 2001. Gross profit decreased $18.4 million from $24.2 million in the first nine months of 2001 to $5.8 million in the first nine months of 2002 due primarily to: the strong crude oil market conditions in the first quarter of 2001; reductions in our marketing activities and lease volumes purchased in 2002 due to increased requests for credit from our suppliers (our ability to respond was limited by our existing credit capacity) and other factors resulting from Enron's bankruptcy; and higher environmental costs of $0.7 million. P+ averaged $3.18 per barrel in the first nine months of 2002 compared to $3.34 per barrel in the first nine months of 2001. The spread between WTI and WTS crude oil averaged $1.26 per barrel in the first nine months of 2002 compared to $3.18 per barrel in the first nine months of 2001. Crude oil lease volumes averaged 288,000 bpd for the nine months ended September 30, 2002 compared to an average of 367,000 bpd for the nine months ended September 30, 2001. The decline in lease volumes is attributable to the elimination of certain low margin crude oil lease volumes in the first nine months of 2001 and the loss of lease volumes resulting from increased requests for credit from our suppliers starting in late 2001 as a result of the Enron bankruptcy. These decreases were offset by reductions in employee related costs ($3.6 million);

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


however, severance costs were $0.7 million in connection with our realignment initiatives in the third quarter of 2002. Intersegment costs charged by our Pipeline Operations segment were $63.0 million and $78.3 million for the nine months ended September 30, 2002 and 2001, respectively.

     Pipeline Operations. Operating income from our Pipeline Operations declined $21.1 million to $20.4 million for the first nine months of 2002 compared to $41.5 million for the same period in 2001. Revenues for the first nine months of 2002 decreased $15.5 million from $97.9 million in the first nine months of 2001 to $82.4 million in the first nine months of 2002 due primarily to a decline of volumes being transported by our North American Crude Oil - East of Rockies segment discussed above. Pipeline volumes averaged 418,000 bpd for the nine months ended September 30, 2002 as compared to 518,000 bpd for the same period in 2001. Approximately $63.0 million and $78.3 million of revenues for the nine months ended September 30, 2002 and 2001, respectively, were generated primarily from tariffs charged to the North American Crude Oil - East of Rockies segment and sales of crude oil inventory to our North American Crude Oil - East of Rockies segment. Expenses, including depreciation and amortization, of $59.3 million for the first nine months of 2002 were $5.2 million higher compared to the first nine months of 2001 due primarily to higher employee expenses ($1.0 million), environmental costs ($2.3 million), severance costs ($0.3 million) and higher operating costs ($1.2 million).

     Liquids Operations. Our Liquids Operations had operating income of $10.5 million for the first nine months of 2002. Factors affecting our Liquids Operations are as follows: lower than anticipated MTBE equivalent sales volumes of 13,300 bpd in the first nine months of 2002, due primarily to a one month scheduled turnaround in the first quarter of 2002; and lower gross margins due to the transition of these operations to a merchant function subsequent to EGLI's bankruptcy. MTBE margins averaged $0.27 per gallon for the first nine months of 2002, which was lower than we anticipated primarily due to higher methanol and butane feedstock prices. Until the Storage Agreement was rejected by EGLI in April 2002, we could only charge an administrative fee to EGLI of approximately $0.5 million per month related to the Storage Agreement. We are currently in the process of rebuilding our customer base and have recaptured approximately half of historically normal storage and throughput levels. In addition, severance costs of $0.4 million were recognized in connection with reorganization initiatives.

     West Coast Operations. West Coast Operations had an operating loss of $1.3 million for the first nine months of 2002, compared to an operating loss of $3.6 million for the same period in 2001 primarily due to the sale of the crude oil operations in June 2001.

     Corporate and Other. Corporate and Other costs were $21.3 million for the first nine months of 2002 compared to $18.0 million in the first nine months of 2001. The increase is due primarily to increased costs related to Enron's bankruptcy and restructuring costs related to our Chapter 11 filing. These increased costs included restructuring costs of $2.6 million, severance costs of $0.7 million, accounting costs of $0.4 million and insurance costs of $1.5 million. These increases were partially offset by settlement of an insurance claim for $1.1 million in the first quarter of 2002 and a gain on the sale of NYMEX seats for $1.3 million in the second quarter of 2002.

     Interest and related charges, net in the first nine months of 2002 were $36.5 million compared to $25.1 million for the same period in 2001. The increase is due to higher interest on average short-term debt required to finance contango crude oil inventories and the Liquids assets acquired in June 2001 ($1.0 million), and increased letter of credit costs and facility fees under the credit facilities ($ 10.1 million).

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

General

     We anticipate that our working capital requirements, including sustaining capital expenditures for the foreseeable future, will be funded primarily by cash generated from operations and cash and short-term investments. As of October 31, 2002, cash and short-term investments totaled approximately
$45 million.

Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $61.0 million for the first nine months of 2002 compared to net cash used in operating activities of $76.2 million for the same period in 2001. Cash provided from operations in the first nine months of 2002 primarily reflects a $68.0 million increase in cash caused primarily by sales of crude oil inventory during the second quarter of 2002 when the crude oil market moved into backwardation. Net cash used in operating activities during the first nine months of 2001 reflects an $88 million increase in receivables as a result of the change in accounting for the transfer of certain receivables under the receivables agreement, and a decline in trade payables (net of trade receivables) related to our crude oil marketing activities, offset by a $53.9 million increase of cash due to sales of crude oil inventory as a result of market conditions shifting from contango to backwardation in the third quarter of 2001.

Cash Flows From Investing Activities

     Net cash used in investing activities totaled $30.1 million for the first nine months of 2002 compared to $121.6 million for the same period in 2001. Cash additions to property, plant, and equipment and turnaround costs of $31.7 million in 2002 primarily include $15.8 million related to expansion capital projects and $7.1 million related to the turnaround of the MTBE Plant. Proceeds from asset sales were $1.6 million in the first nine months of 2002 compared to $16.9 million ($14.3 million from the sale of our West Coast crude operations) in the first nine months of 2001. Cash used in investing activities during the first nine months of 2001 primarily reflects the acquisition of the Liquids assets on June 30, 2001, and maintenance and expansion capital additions partially offset by proceeds from the sale of our West Coast crude oil operations on June 30, 2001.

Cash Flows From Financing Activities

     Net cash used in financing activities totaled $30.2 million for the first nine months of 2002 compared to $165.6 million provided by financing activities during the same period in 2001. The 2002 amount primarily reflects decreases in short term borrowings under the Credit Facility and reductions in repurchase agreements under the Inventory Repurchase Agreement. The 2001 amount reflects an increase in repurchase agreement borrowings and the change in accounting for transfers of receivables as discussed above, offset by distributions to unitholders. The decline in distributions to unitholders during the first nine months of 2002 compared to the same period in 2001 reflects the reduced distribution of $0.25 per unit for the fourth quarter of 2001 (paid in the first quarter of 2002) and the elimination of our distribution for 2002.

Working Capital and Credit Resources

     Prior to the Chapter 11 filing on October 8, 2002, we had agreements with Standard Chartered and SCTS, pursuant to amended and extended agreements executed April 23, 2002, which provided up to an aggregate of

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


$500 million of working capital loans, letters of credit, receivables financing and inventory commodity repurchase funding comprised of the following:

     (i) up to $300 million of letter of credit and working capital financing ("Credit Facility") with a working capital loan sublimit of $40 million;

     (ii) up to $100 million of receivables financing under a receivables financing agreement ("Receivables Agreement") with SCTS; and

     (iii) up to $100 million of commodity repurchase financing under a commodity repurchase agreement ("Inventory Repurchase Agreement") with SCTS.

     An arrangement fee of 2% was charged on the Credit Facility, Inventory Repurchase Agreement and Receivables Agreement. Following our Chapter 11 filing, these facilities were replaced by our DIP facilities discussed below.

     At June 30, 2002, and September 30, 2002, we were in technical violation of the negative covenants under these financing arrangements relating to consolidated net income, consolidated earnings before interest, taxes and depreciation and consolidated net worth. The violation of these covenants is principally due to the lower operating income associated with our crude marketing and transportation business, lower operating income from the MTBE Plant and higher corporate costs. On August 13, 2002, Standard Chartered agreed to a limited forbearance until September 16, 2002, which allowed time for us to discuss with Standard Chartered possible modifications of the Credit Facility. On August 27, 2002 Standard Chartered agreed to extend the limited forbearance until October 30, 2002.

     Our ability to obtain letters of credit to support our purchases of crude oil and feedstocks is fundamental to our crude oil gathering and marketing activities and Liquids Operations. Subsequent to the Enron bankruptcy filing, our trade creditors have been less willing to extend credit to us on an unsecured basis and we have had to significantly reduce our marketing activities due to the amount of credit support available under the Credit Facility. We believe that our DIP financing discussed below will be sufficient to permit us to return to the level of business activity that existed before the adverse effects of the Enron bankruptcy occurred. However, in light of our bankruptcy filing and planned restructuring, we can give no assurance that we will not be required to further reduce or restrict our gathering and marketing activities because of continuing limitations on our ability to obtain credit support and financing for our working capital needs. Any significant decrease in our financial strength, regardless of the reason for such decrease, may also increase the number of transactions requiring letters of credit or other financial support, may make it more difficult for us to obtain such letters of credit, and/or may increase the cost of obtaining them. This could in turn adversely affect our ability to maintain our level of purchasing and marketing activities or otherwise adversely affect our profitability.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Summary of DIP Financing

     On October 18, 2002, we entered into agreements with Standard Chartered and other lending institutions for $575 million in DIP financing facilities provided by our lenders. The DIP facilities provide (i) $400 million of working capital facilities, which includes up to $325 million for letters of credit and $75 million of term loans, and (ii) $175 million of inventory repurchase/accounts receivable financing. The credit facilities are secured by a first-priority lien on all or substantially all of our real and personal property, including property acquired post-petition pursuant to the Intercreditor and Security Agreement dated October 18, 2002 ("Intercreditor Agreement"). See "Intercreditor and Security Agreement" below. We believe the DIP financing (which was given final approval by the EOTT Bankruptcy Court on October 24, 2002) provides the financial capability necessary to restore the level of our business activity that existed before the adverse effects of the Enron bankruptcy occurred. As of October 31, 2002, we had outstanding approximately $265 million of letters of credit, $75 million of term loans, $125 million of inventory repurchase/accounts receivable financing and cash and short-term investments of approximately $45 million.

     DIP Letter of Credit Agreement

     On October 18, 2002, we entered into an agreement as debtors-in-possession and guarantors with Standard Chartered, which provides a letter of credit facility not to exceed at any one time outstanding $325 million ("DIP LC Facility").

     The DIP LC Facility is subject to defined borrowing base limitations. The borrowing base is the sum of (i) cash equivalents, specified percentages of eligible receivables, deliveries, fixed assets, inventory, margin deposits and undrawn product purchase letters of credit, minus (as of the date of determination) (ii) first purchase crude payables, other priority claims, aggregate net amounts payable by the borrowers under all hedging contracts and certain eligible receivables arising from future crude oil obligations, minus
(iii) the principal amount of loans outstanding and any accrued and unpaid fees and expenses under the Term Loan, minus (iv) all outstanding amounts under the Amended and Restated Commodities Repurchase Agreement and the Amended and Restated Receivables Purchase Agreement, both dated as of October 18, 2002 ("SCTS Purchase Agreements"), minus (v) the "carve out" which is the sum of allowed administrative expenses and priority preferred expenses.

     Under the DIP LC Facility, letter of credit fees range from 2.25% to 2.75% per annum. The commitment fee is 0.5% per annum of the unused portion of the DIP LC Facility. Additionally, there is a fronting fee, which is the greater of 0.25% per annum times the face amount of the letter of credit or $250. The arrangement fee is 1% per annum times the average daily maximum facility amount, as defined in the DIP LC Facility.

     The DIP LC Facility includes covenants and restrictions primarily related to conditions precedent prior to the extension of credit to us. Following are some of the conditions that must be satisfied prior to any extension of credit by a lender under the DIP LC Facility:

     o The Restructuring Agreement must be executed by at least 66% of the bondholders and no party to that agreement has exercised termination rights.

     o The SCTS Purchase Agreements must be assumed by the borrowers and approved by the EOTT Bankruptcy Court pursuant to a second interim DIP financing order.

     o The Enron Settlement Agreement and Employee Transition Agreement must be executed by the EOTT Parties and Enron Parties.

     o The SCTS Purchase Agreements, the DIP LC Facility, the Intercreditor Agreement, the EOTT Bankruptcy Court's first and second interim and final DIP financing orders, and other related

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         documents must be executed and satisfactory to the LC Participants, as defined in the DIP Facility.

     o All the conditions precedent to extension of credit under the Term Loan must be satisfied.

Further, distributions are not permitted under either the Term Loan Agreement or the DIP LC Facility. As of October 24, 2002 we had met all of these conditions.

     DIP Term Loan Agreement

     We entered into an agreement as debtors-in-possession and guarantors on October 18, 2002 with Lehman Brothers Inc. ("Lehman"), as Term Lender Agent, and other lenders (collectively, "Term Lenders"), which provides term loans in the aggregate amount of $75 million (the "Term Loans"). Pursuant to the conditions of the Term Loans, the Term Lenders made a single advance to the borrowers on October 18, 2002. We are obligated to use the proceeds of the Term Loans in the following manner:

     o approximately $20 million will be paid to Standard Chartered and SCTS to refinance the pre-bankruptcy Credit Facilities;

     o a portion will be used to pay the Term Lenders' fees and expenses and Lehman's special counsel; and

     o the balance will be used by the borrowers as provided within the Term Loan Agreement and in the Intercreditor Agreement.

     The financing includes two term notes. The first term note ("Tier-A Term Note") is for $50 million with a 9% per annum interest rate. The second term note ("Tier-B Term Note") is for $25 million with a 10% per annum interest rate. Interest is payable monthly on both notes. The arrangement fee is $100,000, which will be reduced by the amounts received by Lehman pursuant to the letter agreement dated September 30, 2002 between Lehman and EOTT OLP. We paid Lehman, on behalf of each Term Lender, a facility fee in the aggregate amount of $750,000. We agreed to pay a deferred financing fee in the aggregate amount of $2 million on, at our option, either (i) the closing date of the Term Loan, or, the (ii) earlier to occur of the maturity date and the date the Term Loans are paid in full. The deferred financing fee will be reduced to $1 million if we prepay the Term Loans and are not in default. As part of the conditions before credit is extended under the Term Loan, each of the SCTS Purchase Agreements must be assumed by the borrowers and approved by the EOTT Bankruptcy Court, final approval of which occurred on October 24, 2002.

     SCTS Purchase Agreements

     We have an agreement with SCTS, which provides for the financing of purchases of crude oil inventory utilizing a forward commodity repurchase agreement ("Amended Inventory Repurchase Agreement"). The maximum commitment under the Amended Inventory Repurchase Agreement is $75 million and the interest rate is LIBOR plus 3%. The facility fee is 1% per annum times the average daily maximum facility amount, as defined in the Amended Inventory Repurchase Agreement.

     In addition, we also have an agreement with SCTS, which provides for the financing of up to an aggregate amount of $100 million of certain trade receivables ("Amended Receivables Agreement") outstanding at any one time. The discount fee is LIBOR plus 3% and the facility fee is 1% per annum times the average daily maximum facility amount, as defined in the Amended Receivables Agreement.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Intercreditor and Security Agreement

     In connection with the DIP LC Facility, the Term Loan and the SCTS Purchase Agreements, we entered into the Intercreditor Agreement, dated as of October 18, 2002, with Standard Chartered, Lehman, SCTS and various other secured parties ("Secured Parties") in order to provide for rights and distribution of the proceeds of the collateral with respect to each Secured Party. Prior to a triggering event under the Intercreditor Agreement, funds in our debt service payment account will be paid in the following manner and order of priority:

     o First, to the expense reimbursements and indemnities owed to the Secured Parties under the Intercreditor Agreement or the credit documents, which include, among others, the DIP LC Facility, Term Loan, the SCTS Purchase Agreement and orders given by the EOTT Bankruptcy Court;

     o Second, to the Tier-A Term Loan Exposure, which is the unpaid balance of the Tier-A Term Notes and the Tier-A Standard Chartered Exposure (as that term is defined in the Intercreditor Agreement);

     o Third, to all other indebtedness, liabilities and obligations under the Term Loan and the DIP facilities, unpaid amount owed to SCTS under the SCTS Purchase Agreements for its recovery of the purchase price, and amounts owed to Standard Chartered for overdraft liabilities; and

     o Fourth, for deposit in our collateral account, an amount equal to the excess of the letter of credit exposure (the sum of all amounts, at anytime in question paid by Standard Chartered for a letter of credit draft or demand) over the borrowing base under the DIP LC Facility (defined above under "DIP Letter of Credit Agreement").

     In addition, to the extent that drawings are made on any letters of credit, Standard Chartered, as collateral agent, may distribute funds from our debt service payment account to itself (as letter of credit issuer agent on behalf of the letter of credit issuer) as needed to allow the debtors to reimburse Standard Chartered, as letter of credit issuer, for such drawings.

Status of Distributions to Unitholders

     Under the Partnership Agreement, it was intended that we distribute 100% of our Available Cash within 45 days after the end of each quarter to unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts of the Partnership adjusted for its cash disbursements and net changes to reserves. The full definition of Available Cash is set forth in the MLP's Partnership Agreement and amendments thereto, which have been filed as exhibits with the SEC. From Available Cash, we were required to make a minimum quarterly distribution ("MQD") to the General Partner and the holders of our common units. If in any quarter we had Available Cash in excess of the MQD, we were required to make the MQD and then repay the arrearage to holders of our common units before making a distribution to the holders of the subordinated units or the Additional Partnership Interests ("API").

     Under a Support Agreement with Enron, Enron committed to provide total cash distribution support in an amount necessary to pay MQDs, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $29 million in exchange for APIs. The distribution for the fourth quarter of 2001 of $0.25 per common unit was lower than the MQD amount of $0.475 per common unit. Enron did not pay the fourth quarter distribution shortfall of $0.225 per common unit. We made a claim for the distribution support amount of $4.2 million in the Enron bankruptcy proceedings. See further discussion in Note 8 to the Condensed Consolidated Financial Statements.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On April 3, 2002, we suspended the distribution to unitholders for the first quarter of 2002 and we did not make a distribution to our unitholders for the second or third quarters of 2002. Under our restructuring plan, our current units will be eliminated and new LLC units will be issued to our creditors and equity holders, with current equity holders receiving 3% of the new LLC units and warrants to purchase up to an additional 7% of the new LLC units. We will not be able to make any further distributions to our current unitholders and we do not expect to make any distributions to our new LLC unitholders in the foreseeable future.

Senior Notes

     On October 1, 2002 we did not make the interest payment of $12.9 million on our $235 million 11% senior notes. If our restructuring plan is confirmed, these notes will be cancelled and the holders of these notes will receive $100 million of 9% senior unsecured notes, plus new equity units.

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

     The financial statements presented herein have been prepared on a "going concern" basis in accordance with generally accepted accounting principles. The "going concern" basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. Because of the Chapter 11 filing, our ability to continue as a "going concern" is subject to significant uncertainty and is dependent upon, among other things, confirmation of our plan of reorganization, our ability to comply with the terms of the debtor-in-possession credit facility, approval of the proposed settlement agreement with Enron and our ability to generate sufficient cash from operations to meet our obligations. There can be no assurances this can be accomplished and if it were not, our ability to realize the carrying value of our assets and discharge our liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used, significant adjustments could be necessary to the carrying value of assets and liabilities, and the balance sheet classifications used. The critical accounting policies that we have identified are discussed below.

Revenue and Expenses

     We routinely make accruals for both revenues and expenses due to the timing of receiving information from third parties, reconciling our records with those of third parties, claims that have been incurred but not processed and costs that accrue over time under benefit and incentive plans. In addition, substantially all of our crude oil and refined products gathering, marketing and trading operations are marked to fair value pursuant to Emerging Issues Task Force ("EITF") Issue 98-10 or SFAS No. 133. Certain estimates were made in determining the fair value of contracts and inventory. We have determined these estimates using available market data and valuation methodologies. We believe our estimates for these items are reasonable, but there is no assurance that actual amounts will not vary from estimated amounts. See also "New Accounting Pronouncements" for discussion of the rescission of EITF 98-10.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, allocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair value-based analysis on the goodwill in each reporting segment. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment. Adoption of SFAS No. 142, which included initial impairment tests, had no material effect on our financial statements. At June 30, 2002 and December 31, 2001, we have $7.4 million of net goodwill in Other Assets.

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

     In June 2002, the FASB reached a consensus on certain issues raised in Emerging Issues Task Force ("EITF") Issues No. 02-3. The consensus requires mark-to-market gains and losses on energy trading contracts to be shown net in the income statement whether or not these contracts are settled physically. This provision in EITF 02-3 is effective for financial statements ending after July 15, 2002 and comparative financial statements will be reclassified to conform to the new presentation. The adoption of this provision of EITF Issue 02-3 has no impact on gross profit or net income. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values and descriptions of methods and assumptions used to estimate fair value are also required. These additional disclosures are effective for financial statements issued for fiscal years ending after July 15, 2002.

     In June 2002, the FASB issued SFAS No.146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred whereas under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value will be used to initially determine the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

     In October 2002, the FASB reached a consensus to rescind EITF Issue 98-10. Energy related contracts not falling within the scope of SFAS No. 133 and entered into after October 25, 2002 will not be accounted for under the provisions of EITF Issue 98-10. Such contracts would not qualify for mark-to-market accounting, but could qualify for hedge accounting. Full rescission of EITF Issue 98-10 is effective for fiscal years beginning after December 15, 2002 and the effect of the rescission will be reflected as the cumulative effect of an accounting change. As a result of the rescission, we will no longer value our inventories used in energy trading activities at fair market value. The effect of the change in our inventory valuation methodology would also be reflected as a cumulative effect of an accounting change, unless information required to calculate the impact of the change is not determinable or unavailable. We are currently evaluating the impact of adopting this consensus.

                           EOTT ENERGY PARTNERS, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

     Enron's financial deterioration and related bankruptcy filings adversely affected us in numerous ways. Most critically, our overall business was damaged by resulting credit concerns of many of our trading partners. This caused a loss of business generally and increased letter of credit demands by our trading partners caused us to exhaust our available credit capacity, effectively limiting the volume of business we could do. Combined with certain adverse market factors, this situation resulted in our inability to meet all of our current financial obligations and necessitated our Chapter 11 bankruptcy filings.

     We believe that our pre-negotiated restructuring plan, along with the Enron Settlement, if approved by the EOTT Bankruptcy Court, will enable us to function as an ongoing business capable of both meeting our current obligations and returning to the previous levels of market activity we achieved before the Enron bankruptcy. Our immediate efforts will be focused on our restructuring in Chapter 11 to be able to emerge from bankruptcy as a viable ongoing business. No assurances can be given, however, that our restructuring efforts will be successful or that we can operate successfully as an ongoing business when and if we emerge from Chapter 11.

      If confirmation of our restructuring plan is denied, or if our DIP financing is not adequate for us to continue our operations, we may be forced to liquidate under the EOTT Bankruptcy Code, which will require liquidation of our assets and distribution of the proceeds to creditors. We can give no assurance that the EOTT Bankruptcy Court will confirm the proposed restructuring plan or that our business operations will continue should confirmation be denied.

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

     The following table illustrates the value at risk for commodity price risk (in millions):

                                             September 30,       December 31,
                                                 2002                2001
                                             -------------      ---------------

         Commodity price  (1)..............   $      0.3         $       1.3

     (1) The above value at risk amount represents financial derivative commodity instruments, primarily commodity futures contracts, entered into to hedge future physical crude oil purchase commitments. The commitments to purchase physical crude oil have not been included in the above value at risk computation.

     (2)   At September 30, 2002, we had crude oil future contracts to purchase
           1.3 million barrels of crude oil and to sell 1.5 million barrels of crude oil, with the majority of these contracts maturing in the fourth quarter of 2002. At December 31, 2001, we had crude oil future contracts to purchase 2.6 million barrels of crude oil and to sell
           3.8 million barrels of crude oil, with the majority of these contracts maturing in the first quarter of 2002.


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

                           EOTT ENERGY PARTNERS, L.P.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The following table indicates fair values and changes in fair value for the nine months ended September 30, 2002 (in thousands):

     Fair value of contracts at January 1, 2002                    $   (5,597)
     Change in realized and unrealized value                           14,563
     Fair value of new contracts entered into during 2002             (10,437)
                                                                   -----------
     Fair value of contracts at September 30, 2002  *              $   (1,471)
                                                                   ===========

*Approximately $0.4 million of the fair value loss at September 30, 2002 relates to physical sales transactions or sales transactions on the NYMEX entered into to hedge physical inventory. The change in fair value of inventory is not included in the table above.


                  FAIR VALUE OF CONTRACTS AT SEPTEMBER 30, 2002

                                                              Maturity greater than
                                          Maturity of 90      90 days but less than
        Source of Fair Value               days or less            one year             Total Fair Value
        ------------------------------------------------------------------------------------------------
        Prices Actively Quoted            $      1,515        $         (1,131)          $       384

        Prices Provided by other
        External Source  *                      (1,244)                   (611)               (1,855)
                                          --------------------------------------------------------------

        Total                             $        271        $         (1,742)          $    (1,471)
                                          ==============================================================

* In determining the fair value of certain contracts, adjustments may be made to published posting data, for location differentials and quality basis adjustments.

ITEM 4. CONTROLS AND PROCEDURES

      Our principal executive officer and principal accounting officer have evaluated our disclosure controls and procedures within 90 days prior to the date of filing of this Quarterly Report on Form 10-Q for the period ending September 30, 2002. They believe that our current internal controls and procedures are effective and designed to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC and that such information is accumulated and communicated to our principal executive officer and principal accounting officer as appropriate to allow timely decisions to be made regarding required disclosure. Subsequent to the date of the evaluation, there were no significant corrective actions taken by us or other changes made to these internal controls. Management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation. We will, however, formally evaluate the disclosure controls and procedures on no less than a quarterly basis and will consider implementation of enhancements to our disclosure controls and procedures as may be desirable or necessary from time to time.

                           PART II. OTHER INFORMATION

                           EOTT ENERGY PARTNERS, L.P.


ITEM 1. Legal Proceedings

     See Part I. Item 1, Note 10 to the Condensed Consolidated Financial Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

ITEM 3. Defaults Upon Senior Securities

     Our Chapter 11 filing on October 8, 2002 constituted an event of default under our Credit Facility with Standard Chartered, our Receivables Agreement with SCTS, our Inventory Repurchase Agreement with SCTS and our $235 million 11% senior notes. The amounts outstanding under the Credit Facility, Receivables Agreement and Inventory Repurchase Agreement at September 30, 2002 are described in Note 7 of our attached Condensed Consolidated Financial Statements. In addition, we did not make the $12.9 million interest payment on our senior notes which was due on October 1, 2002. Our plan for disposition of these obligations is covered by our Restructuring Agreement which includes Standard Chartered, SCTS and holders of approximately 66% of the outstanding principal amount of our senior notes as parties thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events Concerning Our Bankruptcy -- Restructuring Plan" and Note 8 to our Condensed Consolidated Financial Statements.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     Exhibit 2.1      Second Amended Joint Chapter 11 Plan of the Debtors, dated October 8, 2002.

     Exhibit 2.2      Second Amended Disclosure Statement Under 11 U.S.C.Section 1125 In Support of the Joint
                      Chapter 11 Plan of the Debtor, dated October 8, 2002.

     Exhibit 10.1     Standard Chartered Bank Limited Forbearance Letter dated August 27, 2002.

     Exhibit 10.2     Settlement Agreement by and among EOTT Energy Partners, L.P. and certain of its subsidiaries and Enron Corp. and certain of its affiliates, dated as of October 8, 2002.

     Exhibit 10.3     Restructuring Agreement by and among EOTT Energy Partners, L.P. and certain of its subsidiaries and Enron Corp. and certain of its affiliates, Standard Chartered Bank PLC,
                      Standard Chartered Trade Services Corporation, Lehman Commercial Paper, Inc., and Certain
                      Holders of the Company's 11% Senior Notes Due 2009, dated as of October 7, 2002.

     Exhibit 10.4     Debtor In Possession Letter of Credit Agreement among EOTT Energy Operating Limited
                      Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT
                      Energy Pipeline Limited Partnership, as debtors and debtors in possession and as joint and several Borrowers, EOTT Energy Partners, L.P. and EOTT Energy General Partner, L.L.C., as
                      debtors and debtors in possession and as Guarantors, Standard Chartered Bank, as LC Agent,
                      LC Issuer and Collateral Agent and the LC Participants hereto, dated as of October 18,
                      2002.

     Exhibit 10.5     Debtor In Possession Term Loan Agreement among EOTT Energy Operating Limited Partnership,
                      EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P. and EOTT Energy Pipeline
                      Limited Partnership, as debtors and debtors in possession and as joint and several
                      Borrowers, EOTT Energy Partners, L.P. and EOTT Energy General Partner, L.L.C. as debtors and debtors-in-possession and as Guarantors, Lehman Brothers Inc., as Term Lender Agent and
                      the Term Lenders hereto, dated as of October 18, 2002.

     Exhibit 10.6     Amended and Restated Commodities Repurchase Agreement, by and among EOTT Energy Operating
                      Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered
                      Bank, as collateral agent, dated as of October 18, 2002.

     Exhibit 10.7     Amended and Restated Receivables Purchase Agreement, by and among EOTT Energy Operating
                      Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered
                      Bank, as collateral agent, dated as of October 18, 2002.

     Exhibit 10.8     Intercreditor and Security Agreement, among EOTT Energy Operating Limited Partnership, EOTT
                      Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline
                      Limited Partnership, as debtors and debtors in possession and as joint and several
                      Borrowers, and EOTT Energy Partners, L.P. and EOTT Energy General Partner, L.L.C. as
                      debtors and debtors in possession and as joint and several Guarantors, and Standard
                      Chartered Bank, Lehman Brothers, Inc., and Standard Chartered Trade Services

                      Corporation and various other Secured Parties and Standard Chartered Bank, as collateral agent, dated as of October 18, 2002.

     Exhibit 99.1     Section 906 Certification for Dana R. Gibbs

     Exhibit 99.2     Section 906 Certification for Lori L. Maddox

     Exhibit 99.3     Press release, New York Stock Exchange, dated October 11, 2002.


 (b) Reports on Form 8-K.

          Current Report on Form 8-K filed on August 16, 2002 pursuant to
          Item 5. Other Events regarding our press release dated August 14,
          2002.

          Current Report on Form 8-K filed August 28, 2002 pursuant to Item 5. Other Events regarding our press release dated August 27, 2002.

          Current Report on Form 8-K filed on October 10, 2002 pursuant to
          Item 3. Bankruptcy or Receivership regarding our bankruptcy filing, and Item 5. Other Events regarding our two press releases dated October 9, 2002.

          Current Report on Form 8-K filed on October 25, 2002 pursuant to
          Item 3. Bankruptcy or Receivership regarding our General Partner's bankruptcy filing, and Item 5. Other Events regarding our press release dated October 24, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EOTT ENERGY PARTNERS, L.P.
                                      (A Delaware Limited Partnership)


Date:  November 14, 2002              By: EOTT ENERGY CORP. as
                                          General Partner


                                      /s/ LORI L. MADDOX
                                      ---------------------------------------
                                      Lori L. Maddox
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                                 CERTIFICATIONS


I, Dana R. Gibbs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EOTT Energy Partners, L.P.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/ DANA R. GIBBS
     -----------------------------      --------------------------------------
                                        Dana R. Gibbs
                                        Chief Executive Officer,
                                        President

I, Lori L. Maddox, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EOTT Energy Partners, L.P.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                /s/ LORI L. MADDOX
     --------------------------        -----------------------------------------
                                       Lori L. Maddox
                                       Vice President and Controller - Principal
                                       Accounting Officer

                               INDEX TO EXHIBITS

     Exhibit 2.1      Second Amended Joint Chapter 11 Plan of the Debtors, dated October 8, 2002.

     Exhibit 2.2      Second Amended Disclosure Statement Under 11 U.S.C.Section 1125 In Support of the Joint
                      Chapter 11 Plan of the Debtor, dated October 8, 2002.

     Exhibit 10.1     Standard Chartered Bank Limited Forbearance Letter dated August 27, 2002.

     Exhibit 10.2     Settlement Agreement by and among EOTT Energy Partners, L.P. and certain of its subsidiaries and Enron Corp. and certain of its affiliates, dated as of October 8, 2002.

     Exhibit 10.3     Restructuring Agreement by and among EOTT Energy Partners, L.P. and certain of its subsidiaries and Enron Corp. and certain of its affiliates, Standard Chartered Bank PLC,
                      Standard Chartered Trade Services Corporation, Lehman Commercial Paper, Inc., and Certain
                      Holders of the Company's 11% Senior Notes Due 2009, dated as of October 7, 2002.

     Exhibit 10.4     Debtor In Possession Letter of Credit Agreement among EOTT Energy Operating Limited
                      Partnership, EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT
                      Energy Pipeline Limited Partnership, as debtors and debtors in possession and as joint and several Borrowers, EOTT Energy Partners, L.P. and EOTT Energy General Partner, L.L.C., as
                      debtors and debtors in possession and as Guarantors, Standard Chartered Bank, as LC Agent,
                      LC Issuer and Collateral Agent and the LC Participants hereto, dated as of October 18,
                      2002.

     Exhibit 10.5     Debtor In Possession Term Loan Agreement among EOTT Energy Operating Limited Partnership,
                      EOTT Energy Canada Limited Partnership, EOTT Energy Liquids, L.P. and EOTT Energy Pipeline
                      Limited Partnership, as debtors and debtors in possession and as joint and several
                      Borrowers, EOTT Energy Partners, L.P. and EOTT Energy General Partner, L.L.C. as debtors and debtors-in-possession and as Guarantors, Lehman Brothers Inc., as Term Lender Agent and
                      the Term Lenders hereto, dated as of October 18, 2002.

     Exhibit 10.6     Amended and Restated Commodities Repurchase Agreement, by and among EOTT Energy Operating
                      Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered
                      Bank, as collateral agent, dated as of October 18, 2002.

     Exhibit 10.7     Amended and Restated Receivables Purchase Agreement, by and among EOTT Energy Operating
                      Limited Partnership, Standard Chartered Trade Services Corporation, Standard Chartered
                      Bank, as collateral agent, dated as of October 18, 2002.

     Exhibit 10.8     Intercreditor and Security Agreement, among EOTT Energy Operating Limited Partnership, EOTT
                      Energy Canada Limited Partnership, EOTT Energy Liquids, L.P., and EOTT Energy Pipeline
                      Limited Partnership, as debtors and debtors in possession and as joint and several
                      Borrowers, and EOTT Energy Partners, L.P. and EOTT Energy General Partner, L.L.C. as
                      debtors and debtors in possession and as joint and several Guarantors, and Standard
                      Chartered Bank, Lehman Brothers, Inc., and Standard Chartered Trade Services
                      Corporation and various other Secured Parties and Standard Chartered Bank, as collateral agent, dated as of October 18, 2002.

     Exhibit 99.1     Section 906 Certification for Dana R. Gibbs

     Exhibit 99.2     Section 906 Certification for Lori L. Maddox

     Exhibit 99.3     Press release, New York Stock Exchange, dated October 11, 2002.